Form 10-K
period 2025-03-31
EMERSON RADIO CORP
filed 2025-06-27
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended March 31, 2025

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

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 30, 2024 (computed by reference to the last reported sale price of the Common Stock on the NYSE American on such date): $2,957,678.

Number of Common Shares outstanding at June 27, 2025: 21,042,652

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Auditor Firm Id: 606 Auditor Name: Grassi & Co., CPAs, P.C. Auditor Location: Jericho, NY, USA

PART I

Forward-Looking Information

This report contains forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company’s control, and which may cause its actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through the use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the Company’s ability to generate sufficient revenue to achieve and maintain profitability;

•	the Company’s ability to obtain new customers and retain key existing customers, including the Company’s ability to maintain purchase volumes of the Company’s products by its key customers;

•	the Company’s ability to obtain new licensees and distribution relationships and maintain relationships with its existing licensees and distributors;

•	the Company’s ability to resist price increases from its suppliers or pass through such increases to its customers;

•	changes in consumer spending for retail products, such as the Company’s products;

•	the Company’s ability to maintain effective internal controls or compliance by its personnel with such internal controls;

•	the Company’s ability to successfully manage its operating cash flows to fund its operations;

•	the Company’s ability to anticipate market trends, enhance existing products or achieve market acceptance of new products;

•	the Company’s ability to accurately forecast consumer demand and adequately manage inventory;

•	the Company’s dependence on a limited number of suppliers for its components and raw materials;

•	the Company’s dependence on third party manufacturers to manufacture and deliver its products;

•	increases in shipping costs for the Company’s products or other service issues with the Company’s third-party shippers;

•	the Company’s dependence on a third party logistics provider for the storage and distribution of its products in the United States;

•	the ability of third party sales representatives to adequately promote, market and sell the Company’s products;

•	the Company’s ability to maintain, protect and enhance its intellectual property;

•	the effects of competition;

•	the Company’s ability to distribute its products in a timely fashion, including as a result of labor disputes and public health threats and social unrest;

•	evolving cybersecurity threats to the Company’s information technology systems or those of its customers or suppliers;

•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;

•	changes in accounting policies, rules and practices;

•	changes in tax rules and regulations or interpretations;

•	changes in U.S. and foreign trade regulations and tariffs, including actual and potential increases of tariffs on goods imported into the U.S., and uncertainty regarding the same;

•	limited access to financing or increased cost of financing;

•	the effects of currency fluctuations between the U.S. dollar and Chinese renminbi relative to the dollar and increases in costs of production in China; and

•	the other factors listed under “Risk Factors” in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission ("SEC").

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

Products

The Company’s current product categories, which include licensed products, consist primarily of the following:

Houseware Products	Audio Products	Other

Microwave Ovens	Clock Radios	Televisions

Compact Refrigerators	Bluetooth Speakers	Security Products

Toaster Ovens	Karaoke Machines	Massagers

Heaters and Fans	Wireless Charging

Sales and Distribution

The Company markets its products exclusively in the United States, Canada and Mexico, primarily through mass merchandisers and online marketplaces.

During the fiscal year ended March 31, 2025 (“fiscal 2025”), Amazon.com Inc. ("Amazon") accounted for approximately 39% and Walmart Inc. ("Walmart") accounted for approximately 31% of the Company’s net revenues. During the fiscal year ended March 31, 2024 (“fiscal 2024”), Walmart accounted for approximately 53%, Amazon accounted for approximately 20%, and Fred Meyer, Inc. ("Fred Meyer") accounted for approximately 10% of the Company’s net revenues. No other customer accounted for more than 10% of net revenues in either period. As a percent of the Company’s total trade accounts receivable, net of specific reserves, Amazon, and Variety Wholesalers, Inc. ("Variety Wholesalers") accounted for approximately 59%, and 19%, respectively, as of March 31, 2025. As a percent of the Company’s total trade accounts receivable, net of specific reserves, Walmart, Grupo Comercial Chedraui S.A.B. de C.V. ("Chedraui") and Amazon, accounted for approximately 34%, 30% and 25%, respectively, as of March 31, 2024. No other customer accounted for more than 10% of the Company’s total trade accounts receivable, net of specific reserves, as of March 31, 2025 or March 31, 2024. Management believes that a loss, or a significant reduction, of sales to any of its key customers would have a material adverse effect on the Company’s business and results of operations.

Approximately 52% and 40% of the Company’s net revenues for fiscal years 2025 and 2024, respectively, were made through third-party sales representative organizations that receive sales commissions and work in conjunction with the Company’s own sales personnel. With the Company’s permission, third-party sales representative organizations may sell competitive products in addition to the Company’s products. In most instances, either party may terminate a sales representative relationship on 30 days prior notice by the Company and 90 days prior notice by the sales representative organization in accordance with customary industry practice. In fiscal 2025, the Company utilized 5 sales representative organizations, 2 of these representative organizations were responsible for approximately 48% of the Company's net revenues, including one which represented approximately 38% and another which represented approximately 10% of its net revenues. In fiscal 2024, the Company utilized 6 sales representative organizations, including one which represented approximately 30% of its net revenues. No other sales representative organization accounted for more than 10% of the Company’s net revenues in fiscal 2025 or fiscal 2024. The remainder of the Company’s sales are to customers that are serviced by its sales personnel. The loss or reduction of product sales made through third party sales representative organizations could have a material adverse effect on the Company’s business and results of operations. Finding replacement organizations and distributors could be a time-consuming process during which the Company’s revenues could be negatively impacted.

The Company primarily sells product to customers from its United States warehoused inventory, which is referred to as the “Domestic Program”. Under the Domestic Program, title for product typically passes at the time of shipment. The Company’s direct import program (“Direct Import Program”) allows its customers to import and receive product directly from an export port in the country of manufacture outside the United States. Under the Direct Import Program, title for the Company’s product passes to the customer in the country of origin when the product is shipped by the Company’s subsidiary in China. Under both programs, the Company recognizes revenues at the time title passes to the customer as this is when the Company satisfies its performance obligation under the contracts with its customers. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During fiscal 2025 approximately 11% of the Company’s product sales were sold under the Direct Import Program. During fiscal 2024, approximately 12% of the Company’s product sales were sold under the Direct Import Program.

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

See Item 1A — “Risk Factors — Business, Operational and Strategic Risks — The failure to obtain new licensees and distribution relationships or to maintain relationships with its existing licensees and distributors could materially and adversely affect the Company’s revenues, earnings and business.”

Design and Manufacturing

The Company’s products are manufactured by original equipment manufacturers in accordance with the Company’s specifications. During fiscal 2025 and 2024, 100% of the Company’s product purchases consisted of finished goods from foreign manufacturers located in the People’s Republic of China.

The Company’s design team is responsible for product development and works closely with suppliers and determines the cosmetic and other features for new products. Accordingly, the exterior designs and operating features of the products reflect the Company’s judgment, or that of its customers, of current styles and consumer preferences.

The following summarizes the Company’s purchases from its major product suppliers that accounted for more than 10% of the Company’s total product purchases in fiscal 2025 and 2024:

	Fiscal Year
Supplier	2025	2024
Welly (formerly Weili)	37%	38%
Itoma	37%	24%
Maniway	9%	17%
Midea	12%	16%
Total	95%	95%
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

Trademarks

The Company owns the following principal trademarks for certain consumer electronic products in, as applicable, the United States, Canada, Mexico and various other countries:

•	Emerson®

•	Emerson Research®

•	H.H. Scott®

•	iDEA®

•	IDIVA®

•	Ölevia®

•	Scott®

•	SmartSet®

The Company’s trademark registrations must be renewed at various times. The Company intends to renew all trademarks necessary for the conduct of its business. The Company considers its trademarks, and in particular the Emerson® trademark, to be of material importance to its business. The Company licenses the Emerson® trademark and certain of its other trademarks to third parties, the scope of which is on a limited product and geographic basis and for a period of time. See “Licensing Activities.”

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

Government Regulation

Pursuant to the Tariff Act of 1930, as amended, the Trade Act of 1974 and regulations promulgated there under, the United States government charges tariff duties, excess charges, assessments and penalties on many imports. These regulations are subject to continuous change and revision by government agencies and by action of the United States Trade Representative. As all of the Company’s products are currently manufactured by suppliers in China, the enactment of new legislation or the administration of current international trade regulations or executive action affecting trade agreements, changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements or changes in sourcing patterns could adversely affect the Company’s operations. See Item 1A — “Risk Factors — Legal, Regulatory and Tax Risks — Foreign regulations and changes in trade policies and the political, social and economic conditions in the United States and the foreign countries in which the Company operates its business could affect the Company’s revenues and earnings materially and adversely” and Item 1A — “Risk Factors — Legal, Regulatory and Tax Risks — Tariffs or other restrictions placed on the Company’s products imported into the United States from China, or any related countermeasures taken by China, have had and could continue to have a material adverse effect on the Company’s business, profitability and results of operations.”

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

Employees

As of June 18, 2025, the Company had 23 employees, comprised of 9 in the United States and 14 in China. None of the Company’s employees are represented by unions, and the Company believes its labor relations are good.

Available Information

The Company’s corporate website is located at www.emersonradio.com. The Company files reports and other information with the SEC pursuant to the information requirements of the Exchange Act. The Company makes available free of charge, on or through its website, the Company’s annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on the Company’s website is not part of this Annual Report on Form 10-K or any other report filed with the SEC. Readers may also read and copy any document the Company files at the SEC’s website at www.sec.gov.

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

Certain customers have historically made up a significant percentage of the Company’s product sales and net revenues. For fiscal 2025, Amazon and Walmart accounted for approximately 39% and 31%, respectively, of the Company’s net revenues. For fiscal 2024, Walmart, Amazon and Fred Meyer accounted for approximately 53%, 20% and 10%, respectively, of the Company’s net revenues. No other customer accounted for more than 10% of the Company’s net revenues during these periods. All customer purchases are made through individual purchase orders and the Company does not have any long-term supply contracts with its customers. Accordingly, sales from customers that have accounted for a significant portion of the Company’s net product sales and net revenues in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period, which has happened in the past and could happen in the future. Some of the Company’s key customers may also experience economic difficulties or otherwise default on their obligations to the Company. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, any of the Company’s key customers would cause a material and adverse change in the Company’s revenues and operating results.

The Company is dependent on a limited number of products for its sales.

The Company derives a substantial portion of its product revenues from a limited number of products, and the Company expects these products to continue to account for a large percentage of its product revenues in the near term. For the twelve months ended March 31, 2025, the Company’s gross product sales were comprised principally of two product types within two categories — housewares products and audio products. Microwave ovens, which product type is within the housewares category, generated approximately 51% of the Company’s gross product sales. Audio products generated approximately 47% of the Company’s gross product sales during fiscal 2025. For the twelve months ended March 31, 2024, the Company’s gross product sales were comprised principally of the same two product types within the same two categories — housewares products and audio products. During fiscal 2024, microwave ovens generated approximately 32% of the Company’s gross product sales and audio products generated approximately 66% of the Company’s gross product sales. Because the market for these product types and categories is characterized by periodic new product introductions, the Company’s future financial performance will depend, in part, on the successful and timely development and customer acceptance of new and enhanced versions of these product types and other products distributed by the Company. There can be no assurance that the Company will continue to be successful in marketing these product types within these categories or any other new or enhanced products. For example, certain of the Company’s key customers perform periodic line reviews to assess their product offerings, which have in the past and may in the future lead to loss of business and pricing pressures. As a result of this dependence, a significant decline in pricing of, or market acceptance of these product types and categories, either in general or specifically as marketed by the Company, would have a material adverse effect on the Company’s business, financial condition and results of operation.

The loss or reduction of business of one or a combination of its houseware and audio product lines could materially adversely affect the Company’s revenues, financial condition and results of operations.

If the Company’s third party sales representatives fail to adequately promote, market and sell the Company’s products, the Company’s revenues could significantly decrease.

A significant portion of the Company’s product sales are made through third party sales representative organizations, whose members are not employees of the Company. The Company’s level of sales depends on the effectiveness of these organizations, as well as the effectiveness of its own employees. Some of these third party representatives sell, with the Company’s permission, competitive products of third parties as well as the Company’s products. During fiscal 2025 and fiscal 2024, these organizations were responsible for approximately 52% and 40%, respectively, of the Company’s net revenues. In addition, in fiscal 2025 one of these representative organizations was responsible for approximately 38% and another was responsible for approximately 10% of the Company’s net revenues. In fiscal 2024 one of these representative organizations was responsible for approximately 30% of the Company’s net revenues. No other representative was responsible for greater than 10% of the Company's net revenues in either fiscal 2025 or fiscal 2024. If any of the Company’s third party sales representative organizations engaged by the Company, especially the Company’s largest, fails to adequately promote, market and sell its products, the Company’s revenues could be significantly decreased until a replacement organization or distributor could be retained by the Company, which has happened in the past and could happen in the future. The loss or reduction of product sales made through third party sales representative organizations could have a material adverse effect on the Company’s business and results of operations. Finding replacement organizations and distributors could be a time consuming process during which the Company’s revenues could be negatively impacted.

The concentration of product sales among a limited number of retailers and the trend toward private label brands could materially reduce the Company’s revenues and profitability.

With the concentration of the Company’s product sales among a limited number of retailers, the Company is dependent upon a small number of customers whose bargaining strength is substantial and growing. Brick-and-mortar retailers generally purchase a limited selection of houseware and consumer electronics products. As a result, there is significant competition for retail shelf space. In addition, the Company’s largest customers, including Walmart and Amazon, use their own private label brands that compete directly with some of the Company’s products. As the retailers in the houseware and consumer electronics industry become more concentrated, competition for sales to these retailers may increase, which could materially reduce the Company's revenues and profitability. Additionally, as large traditional retail and online customers grow even larger and become more sophisticated, they may continue to demand lower pricing, special packaging, shorter lead times for the delivery of products, smaller more frequent shipments, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. If we do not effectively respond to these demands, these customers could decrease their purchases from us. A reduction in the demand for our products by these customers and the costs of complying with their business demands could have a material adverse effect on our business, operating results and financial condition.

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

The Company does not have any long-term or exclusive purchase commitments with any of its suppliers. In fiscal 2025 and 2024, the Company relied on its 4 largest suppliers to supply approximately 95% of its purchases of products. The Company’s failure to maintain existing relationships with its suppliers or to establish new relationships on similar pricing and credit terms in the future could negatively affect the Company’s ability to obtain products in a timely manner. If the Company is unable to obtain an ample supply of product from its existing suppliers or secure alternative sources of supply, it may be unable to satisfy its customers’ orders, which could materially and adversely affect the Company’s revenues and relationships with its customers. Finding replacement suppliers could be a time consuming process during which the Company’s revenues and liquidity could be negatively impacted.

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

The Company has operations in China and derives a significant portion of its revenue from sales of products manufactured by third parties located in China. In addition, third parties located in China and other countries located in the same region produce and supply many of the components and raw materials used in the Company’s products. Additionally, a significant portion of the shipping of the Company’s finished goods to the United States occurs through Hong Kong. Conducting an international business inherently involves a number of difficulties and risks that could materially and adversely affect the Company’s ability to generate revenues and could subject the Company to increased costs. The diplomatic tensions between the United States and China, including over China’s enactment of the Hong Kong national security law, create uncertainties for doing business in China, and the risk of additional protectionist trade policies and tariffs or other escalating retaliatory policies, such as the passage of the Hong Kong Autonomy Act in July 2020 and the concurrent U.S. executive order that ended the special economic status afforded to Hong Kong under the United States-Hong Kong Policy Act of 1992, could increase the Company’s cost of doing business and adversely affect the Company’s business, financial condition and results of operations. Furthermore, it is unclear whether the current U.S. administration will further alter the existing trade agreements between China and the U.S. or otherwise modify or impose additional tariffs on imports from China. It is possible that further tariffs may be imposed on the categories of products the Company imports to the United States, or that the Company’s business will be affected by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing the Company to raise prices or make changes to its operations, any of which could adversely affect demand for the Company’s products or increase its costs.

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

Tariffs or other restrictions placed on the Company’s products imported into the United States from China, or any related countermeasures taken by China, have had and could continue to have a material adverse effect on the Company’s business, profitability and results of operations.

The Company has operations in China and all of the Company’s products are currently manufactured by suppliers in China. This concentration exposes the Company to risks associated with doing business globally, including changes in tariffs. Any tariffs or other trade restrictions affecting the import of these products to the United States from China or any retaliatory trade measures taken by China in response to existing or future tariffs could have a material adverse effect on the Company’s results of operations going forward. The Company’s dependency on its overseas suppliers could exacerbate these and other risks, and any tariffs on the categories of products the Company imports to the United States could negatively affect the demand for such products, increase the cost of components, delay production or affect the Company’s ability to compete against competitors who do not manufacture in China or otherwise are not subject to such tariffs.

Effective in September 2018, the United States imposed tariffs of 10% on certain goods imported from China, including categories of products the Company imports from China. These tariffs were increased to 25% effective in May 2019. Effective in September 2019 (and as amended by the certain Phase One Economic and Trade Agreement entered into between the United States and China in January 2020), the United States imposed additional tariffs of approximately 7.5% on essentially all remaining goods imported from China. The new United States presidential administration has promoted and implemented plans to further raise tariffs and pursue other trade policies intended to restrict imports from nearly all of the United States' current trading partners and, in particular, China. In May 2025, following a series of tariffs imposed by the United States on imports from China and reciprocal tariffs from China on imports from the United States, the countries agreed on cumulative, bilateral reciprocal tariffs of 10% to take effect on August 12, 2025, pending the outcome of ongoing discussions between the countries. It has been reported that these negotiations will result in an additional 20% tariff on imports from China, representing an aggregate tariff rate of 55%. The ultimate scope of the effects on the Company of these imposed and proposed tariffs is uncertain because of the dynamic nature of governmental actions and responses, as well as possible exemptions for certain products. If the currently imposed and proposed tariffs covering the categories of products that the Company imports continue or are increased, and the Company is unable to obtain an exception, it could have a material adverse effect on the Company’s business.

Although the Company is continuing to monitor the trade environment and working to mitigate the effects of tariffs through pricing and sourcing strategies, including through ongoing inventory management, the Company cannot be certain how its customers and competitors will react to the actions taken. If the Company determines to pass some or all of these new tariff burdens on to its customers as product price increases in the future, the result may be a degradation of the Company’s competitive position and a loss of customers that would adversely affect the Company’s operating performance. The imposition of these new or additional tariffs or other trade barriers by the United States, should they be implemented and sustained for an extended period of time, and any related countermeasures by China, including as a result of the heightened tensions between the United States and China over Hong Kong, could further increase the Company’s cost of goods and reduce its gross margins. We cannot predict future trade policy and regulations in the United States and other countries, including whether, and to what extent, there may be additional changes to international trade agreements, such as those with China, or whether, or to what extent, quotas, duties, additional tariffs, export controls or other restrictions will be changed or imposed by the United States or by other countries, and their impacts on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to further adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. and world economy, which in turn could further adversely impact our business, financial condition and results of operations.

Our business involves the potential for product recalls, which could affect our revenue and profitability.

The products that we sell are subject to various mandatory and voluntary standards. As a marketer and distributor of consumer products, we are subject to the Consumer Product Safety Act and the Federal Hazardous Substances Act, which empower the CPSC to seek to exclude from the market those products that are found to be unsafe or hazardous. In addition, the U.S. FDA and other governmental authorities regulate the development, manufacture, sale and distribution of certain of our products. Under certain circumstances, the CPSC, the FDA or other government agencies could require us to repair, replace or refund the purchase price of one or more of our products, or we may voluntarily do so. Any repurchases or recalls of our products could be costly to us and could damage our reputation or the value of our brands. If we are required to remove, or we voluntarily remove our products from the market, our reputation or brands could be tarnished, and we might have large quantities of finished products that could not be sold. Furthermore, failure to timely notify the CPSC, the FDA or other applicable government agencies of a potential safety hazard can result in fines being assessed against us. Additionally, laws regulating certain of our products exist in some states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future. Our results of operations are also susceptible to adverse publicity regarding the quality and safety of our products. In particular, product recalls may result in a decline in sales for a particular product.

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

Electrical appliances are subject to various mandatory and voluntary standards. Some jurisdictions require that products be listed by Underwriters’ Laboratories, Inc. (UL), a not-for-profit organization that sets safety standards for products, or other similar recognized laboratories. We endeavor to design our products to meet the certification requirements of, and to be certified in, each of the jurisdictions in which they are sold. Failure to comply with such certification requirements could result in additional re-design expenses, fines, or product liability claims.

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

Nimble Holdings Company Limited (“Nimble”), formerly known as The Grande Holdings Limited, through one of its indirect subsidiaries, is the beneficial owner of approximately 72.4% of the Company’s outstanding common stock as of March 31, 2025. As a result, the Company is a “controlled company” within the meaning of the NYSE American Company Guide (the "Company Guide"). Under the NYSE American rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE American corporate governance requirements, including the requirements that:

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

Nimble, through one of its indirect subsidiaries, is the beneficial owner of approximately 72.4% of the Company’s outstanding common stock as of March 31, 2025. As a result, Nimble will be able to exert significant influence over the Company’s business and have the ability to control the approval process for actions by the Company that require stockholder approval, including: the election of the Company’s directors and the approval of mergers, sales of assets or other significant corporate transactions or matters submitted for stockholder approval. Nimble may have interests that differ from your interests and may cause the shares in the Company beneficially owned by Nimble to be voted in a way with which you disagree and that may be adverse to your interests. In addition, several provisions of the Company’s organizational documents and Delaware law may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price of the Company’s common stock. Under the terms of the Company’s certificate of incorporation, the Board has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for the Company’s common stock, including transactions that may be in your best interests.

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

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, cybersecurity risk is addressed as a component of the Company’s enterprise risk management program. The IT department works with Company management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business. Our senior management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the Board, which evaluates our overall enterprise risk.

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

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Chief Operating Officer (“COO”). Our COO, assisted by our Senior Vice President for Operations, is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our COO and Senior Vice President for Operations are responsible for reviewing security assessments and other security-related reports.

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

(b) Holders

At June 14, 2025, there were 142 stockholders of the Company’s common stock whose shares were registered with the Company’s transfer agent. Such number does not include beneficial owners holding the Company’s common stock through nominee names.

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

Results of Operations:

The following table summarizes certain financial information for the fiscal years ended March 31, 2025 and 2024 (in thousands):

	Twelve Months Ended March 31,
	2025	2024
Net product sales	$10,449	$8,677
Licensing revenue	336	218
Royalty income	—	175
Net revenues	10,785	9,070
Cost of sales	9,884	7,506
Selling, general and administrative expenses	6,516	4,963
Operating loss	(5,615)	(3,399)
Settlement of litigation	—	3,100
Interest income, net	887	1,155
(Loss) income before income taxes	(4,728)	856
Provision for income taxes	3	90
Net (loss) income	$(4,731)	$766

Results of Operations — Fiscal 2025 compared with Fiscal 2024

Net product sales — Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. Net product sales for fiscal 2025 were $10.4 million as compared to $8.7 million for fiscal 2024, an increase of $1.7 million, or 20.4%. In fiscal 2025, the Company’s sales were highly concentrated among three customers - Amazon, Walmart and Big Lots - representing in the aggregate approximately 81.2% of the Company’s total gross product sales. In fiscal 2024, the Company’s sales were highly concentrated among three customers - Walmart, Amazon and Fred Meyer - representing in the aggregate approximately 85.8% of the Company’s total gross product sales. The increase in net product sales during fiscal 2025 compared to fiscal 2024 was primarily driven by increased sales of microwave ovens. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $38,000 and $20,000 for fiscal 2025 and fiscal 2024, respectively. The major elements which contributed to the overall increase in net product sales were as follows:

i)

Houseware product net sales were $5.6 million in fiscal 2025 compared to $2.9 million in fiscal 2024, an increase of $2.7 million, or 90.5%, principally driven by increased sales of microwave ovens and the re-introduction of refrigerators.

ii)	Audio product net sales were $4.9 million in fiscal 2025 compared to $5.8 million in fiscal 2024, a decrease of $0.9 million, or 15.3%, primarily resulting from decreased demand for clock radios.

Business operations — The Company expects to continue to expand its existing distribution channels and to develop and promote new products with retailers in the U.S, Canada and Mexico. The Company is also continuing to invest in products and marketing activities to expand its sales through internet and ecommerce channels. These efforts require investments in appropriate human resources, media marketing and development of products in various categories in addition to the traditional home appliances and audio products on which the Company has historically focused. The Company also is continuing its efforts to identify strategic courses of action related to its licensing activities, including seeking new licensing relationships. The Company has engaged each of LMCA and GLSL as an agent to assist in identifying and procuring potential licensees.

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

Legal Proceedings — On October 10, 2023, the US District Court for the District of Delaware granted final judgment in favor of the Company in its trademark infringement lawsuit against air conditioning and heating products provider Emerson Quiet Kool and wholesaler Home Easy (the “defendants”). Among other things, the court order issues an injunction and directs the US Patent and Trademark Office to cancel the defendants’ existing and proposed "Emerson Quiet Kool" trademarks and prohibits defendants from registering or applying to register, or using the same mark or any other mark or name containing the word "Emerson" going forward. The total judgment awarded to the Company has increased from approximately $6.5 million to approximately $10.4 million, inclusive of disgorgement of wrongful profits, attorney's fees and enhanced damages. The aggregate award to the Company also includes the $4.1 million of advanced deposits previously paid to the Company. The $4.1 million of advanced deposits was reduced by approximately $1 million of incurred legal fees. The remaining balance of $3.1 million was released by the Company to other income during the quarter ended September 30, 2023. Like any judgement, there is no guarantee that the Company will be able to collect the entire judgement or if it is able to collect, how soon it will be able to do so. The defendants have filed separate bankruptcy petitions in the US Bankruptcy Court for the District of New Jersey, and there is no guarantee that those bankruptcy proceedings will not have any effect on the ability of the Company to collect the judgement. In addition, in connection with those bankruptcy proceedings, the Chapter 7 trustee of Home Easy has filed a complaint seeking the return of the $4.1 million of advanced deposits previously paid to the Company and the outcome of such litigation remains uncertain. The Company is not currently a party to any other legal proceedings other than litigation matters, in most cases involving ordinary and routine claims incidental to its business. Management cannot estimate with certainty the Company’s ultimate legal and financial liability with respect to such pending litigation matters. However, management believes, based on its examination of such matters, that the Company’s ultimate liability will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Licensing revenue — Licensing revenue in fiscal 2025 was approximately $336,000 as compared to approximately $218,000 in fiscal 2024, an increase of $118,000, or 54.1%. The increase was primarily due to one of the Company's licensees exceeding their guaranteed minimum royalties. Also contributing was the license revenue generated from a license agreement signed in fiscal 2024.

Royalty income—The Company recorded royalty income in fiscal 2025 of nil as compared to $175,000 in fiscal 2024. The Company's royalty income in fiscal 2024 was derived from inventory sell-off agreements made with customers of Emerson Quiet Kool.

Net revenues —The Company’s net revenues were approximately $10.8 million for fiscal 2025 as compared to $9.1 million for fiscal 2024, an increase of $1.7 million, or 18.9%, which was driven primarily by an increase in houseware product sales and an increase in licensing revenue partially offset by decreases in audio product sales and royalty income.

Cost of sales — Cost of sales includes the components described in Note "1 - Significant Accounting Policies-“Cost of Sales” in the Notes to the Consolidated Financial Statements. In absolute terms, cost of sales increased approximately $2.4 million, or 31.7%, to $9.9 million in fiscal 2025 as compared to $7.5 million in fiscal 2024. The increase in absolute terms for fiscal 2025 as compared to fiscal 2024 was primarily related to the increase in net product sales partially offset by lower year-over-year gross cost of sales as a percentage of gross sales. The increase in gross cost of sales as a percentage of gross sales for fiscal 2025 as compared to fiscal 2024 was primarily related to the change in the product mix of audio products compared to houseware products.

Selling, general and administrative expenses (“SG&A”) — SG&A, as a percentage of net revenues, was 60.4% in fiscal 2025 as compared to 54.7% in fiscal 2024. In fiscal 2025 SG&A, in absolute terms, was approximately $6.5 million and in fiscal 2024 SG&A, in absolute terms, was approximately $5.0 million, an increase of $1.5 million, or 31.3%. In fiscal 2025 and fiscal 2024, the Company identified approximately nil and $216,000, respectively, in legal fees incurred in the pursuit of $4.1 million in advanced deposits from Emerson Quiet Kool. The Company applied those legal fees against the advanced deposit of $4.1 million which was reduced to $3.1 million. In September 2023, the remaining balance of $3.1 million was taken to income after a judgement affirmation by the U.S. Court of Appeals for the Third Circuit. See "Settlement of litigation" below and "Note 11 - Legal Proceedings" in the Notes to the Consolidated Financial Statements. Legal fees during fiscal 2025 were approximately $312,000 as compared to approximately $729,000 during fiscal 2024. The Company incurred an increase in bad debt expense of approximately $1,033,000, an increase in compensation costs of approximately $683,000, an increase of commission expense of approximately $79,000, an increase in advertising costs of approximately $43,000, an increase in auditing fees of approximately $39,000 and an increase in travel and entertainment expense of approximately $39,000.

Settlement of litigation — Based on a judgement affirmation by the U.S. Court of Appeals for the Third Circuit, the Company recorded income of $3.1 million, which was the remaining balance of the advanced deposits as of September 30, 2023. See "Note 11 - Legal Proceedings" in the Notes to the Consolidated Financial Statements.

Interest income, net — Interest income, net, was approximately $887,000 in fiscal 2025 as compared to approximately $1,155,000 in fiscal 2024, resulting from reduced amounts deposited and a decrease in interest rates earned on the Company’s term deposits during fiscal 2025.

Provision for income tax expense — The Company recorded approximately $3,000 of income tax expense during fiscal 2025 and recorded its non-income based state taxes of approximately $8,000 to S,G&A according to ASU 2019-12. In fiscal 2024, the Company recorded $90,000 income tax expense and recorded its non-income based state taxes of approximately $9,000 to S,G&A according to ASU 2019-12. See Note 5 “Income Taxes” in the Notes to the Consolidated Financial Statements.

Net income (loss) — As a result of the foregoing factors, the Company recorded a net loss of approximately $4,731,000 for fiscal 2025 as compared to net income of approximately $766,000 for fiscal 2024.

Liquidity and Capital Resources

General

As of March 31, 2025, the Company had cash and cash equivalents of approximately $1.2 million as compared to approximately $19.9 million at March 31, 2024. Working capital decreased to $21.1 million at March 31, 2025 as compared to $26.6 million at March 31, 2024. The decrease in cash and cash equivalents of approximately $18.7 million is detailed further in “Cash Flows” below.

Cash Flows

Net cash used by operating activities was approximately $3.6 million for fiscal 2025, compared to approximately $5.3 million for fiscal 2024, resulting from the $4.7 million loss generated during the period, an increase of $1.2 million in accounts receivable, a decrease of $0.5 million in income taxes payable, a decrease of $0.3 million in accounts payable and other current liabilities and a decrease of $0.3 million in right-of-use assets, partially offset by a decrease of $2.1 million in inventory, an increase of $1.1 million in asset valuation allowances and a decrease of $0.1 million in long term operating lease liabilities.

Net cash used by investing activities was approximately $15.1 million for fiscal 2025, compared to $119,000 for fiscal 2024, due to purchases of investments of $16.3 million and additions to property and equipment of $195,000, partially offset from proceeds of investments of $1.4 million.

Net cash used by financing activities was approximately $6,000 for fiscal 2025 compared to net cash provided of approximately $1,000 for fiscal 2024 due to additions to the Company's finance lease liabilities.

Credit Arrangements

Letters of Credit — The Company may occasionally utilize the services of one of its banks to issue secured letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At March 31, 2025 and March 31, 2024, the Company had no letters of credit outstanding.

Short-term Liquidity

The Company’s principal existing sources of cash are generated from operations. The Company believes that its cash on hand and existing sources of cash will be sufficient to support its existing operations over the next 12 months.

Historically, a significant percentage of the Company’s product sales were made under the Direct Import Program. The direct importation of product by the Company to its customers can significantly benefit the Company’s liquidity because this inventory does not need to be financed by the Company. In fiscal 2025, approximately 11% of the Company’s product sales were imported directly to the Company’s customers. In fiscal 2024, approximately 12% of the Company’s product sales were imported directly to the Company’s customers.

As of March 31, 2025, there were no capital expenditure or other commitments other than the normal purchase orders used to secure product.

Off-Balance Sheet Arrangements

As of March 31, 2025, the Company did not have any off-balance sheet arrangements as defined under the rules of the SEC.

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

Fair Value Measurements. The Company reports financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis in accordance with ASC Topic 820 Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk. ASC 820 also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. The U.S. GAAP established a hierarchy framework to classify the fair value based on the observability of significant inputs to the measurement.

The levels of the fair value hierarchy are as follows:

Level 1: Quoted price in an active market for identical assets or liabilities.

Level 2: Quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3: Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial instruments, such as cash, short term investments accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments.

Recent Accounting Pronouncements

The following ASUs were issued by the FASB which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates.

Accounting Standards Update 2023-07 Segment Reporting (Topic 280): "Improvements to Reportable Segment Disclosures" (Issued October 2023)

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

Accounting Standards Update 2024-03 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): "Disaggregation of Income Statement Expenses" (Issued November 2024)

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

Accounting Standards Update 2023-09 Income Taxes (Topic 740): "Improvements to Income Tax Disclosures" Income Statement Expenses" (Issued December 2023)

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: the Board of Directors and Stockholders

of Emerson Radio Corp. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries (the “Company”) as of March 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended March 31, 2025 and March 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025, and the results of their operations and its cash flows for each of the two years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Jericho, New York

June 27, 2025

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended March 31, 2025 and 2024

(In thousands, except per share data)

	2025	2024
Net revenues:
Net product sales	$10,449	$8,677
Licensing revenue	336	218
Royalty income	—	175
Net revenues	10,785	9,070
Costs and expenses:
Cost of sales	9,884	7,506
Selling, general and administrative expenses	6,516	4,963
Total cost of sales and SG&A	16,400	12,469
Operating loss	(5,615)	(3,399)
Other income:
Settlement of litigation	—	3,100
Interest income, net	887	1,155
(Loss) income before income taxes	(4,728)	856
Provision for income taxes	3	90
Net (loss) income	(4,731)	766
Basic (loss) income per share	$(0.22)	$0.04
Diluted (loss) income per share	$(0.22)	$0.04
Weighted average shares outstanding
Basic	21,042,652	21,042,652
Diluted	21,042,652	21,042,652

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2025 and 2024

(In thousands)

	March 31, 2025	March 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$1,186	$19,890
Short term investments	14,868	—
Accounts receivable, net	1,499	1,343
Licensing receivable	42	37
Inventory	4,909	6,953
Prepaid purchases	43	107
Prepaid expenses and other current assets	247	274
Total Current Assets	22,794	28,604
Non-Current Assets:
Property and equipment, net	211	95
Right-of-use asset-operating leases	443	282
Right-of-use asset-finance leases	6	—
Other assets	76	84
Total Non-Current Assets	736	461
Total Assets	$23,530	$29,065
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	$808	$1,158
Due to affiliate	1	1
Short-term operating lease liability	136	93
Short-term finance lease liability	1	—
Income tax payable, current portion	668	531
Deferred revenue	96	191
Total Current Liabilities	1,710	1,974
Non-Current Liabilities:
Long-term operating lease liability	321	198
Long-term finance lease liability	5	—
Income tax payable	—	668
Total Non-Current Liabilities	326	866
Total Liabilities	$2,036	$2,840
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at March 31, 2025 and 2024, respectively; 21,042,652 shares outstanding at March 31, 2025 and 2024, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(28,936)	(24,205)
Treasury stock, at cost (31,923,145 shares at March 31, 2025 and 2024, respectively)	(33,201)	(33,201)
Total Shareholders’ Equity	21,494	26,225
Total Liabilities and Shareholders’ Equity	$23,530	$29,065

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Years Ended March 31, 2025 and 2024

(In thousands)

	Preferred Stock		Common Stock		Additional			Total
	Number	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	of Shares	Value	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2023	3,677	$3,310	52,965,797	$529	$79,792	$(24,971)	$(33,201)	$25,459
Net income	—	—	—	—	—	766	—	766
Balance — March 31, 2024	3,677	$3,310	52,965,797	$529	$79,792	$(24,205)	$(33,201)	$26,225
Net loss	—	—	—	—	—	(4,731)	—	(4,731)
Balance — March 31, 2025	3,677	$3,310	52,965,797	$529	$79,792	$(28,936)	$(33,201)	$21,494

The accompanying notes are an integral part of the consolidated financial statements

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended March 31, 2025 and 2024

	2025	2024
	(In thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(4,731)	$766
Adjustments to reconcile net loss to net cash (used) by operating activities:
Non-cash lease expense	152	167
Depreciation and amortization	79	25
Non-cash reserve charges	1,106	37
Changes in assets and liabilities:
Accounts receivable	(1,262)	(215)
Licensing receivable	(5)	208
Inventory	2,044	(3,140)
Prepaid purchases	64	140
Prepaid expenses and other current assets	27	83
Other assets	8	(10)
Accounts payable and other current liabilities	(350)	517
Right of use assets-operating	(313)	(248)
Right of use assets-finance	(6)	—
Short term lease liabilities	43	(46)
Long term lease liabilities	123	136
Income taxes payable	(531)	(404)
Advanced deposits	—	(3,316)
Deferred revenue	(95)	42
Net cash (used) by operating activities	(3,647)	(5,258)
Cash Flows From Investing Activities:
Proceeds from sale of short-term investments	1,409	18,505
Purchases of short-term investments	(16,277)	(18,505)
Additions to property and equipment	(195)	(119)
Net cash (used) by investing activities	(15,063)	(119)
Cash Flows from Financing Activities:
Short term finance liability	1	(1)
Long term finance liability	5	—
Net cash provided (used) by financing activities	6	(1)
Net (decrease) in cash and cash equivalents	(18,704)	(5,378)
Cash and cash equivalents at beginning of the year	19,890	25,268
Cash and cash equivalents at end of the year	$1,186	$19,890
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$313	248
Right-of-use assets obtained in exchange for new finance lease liabilities	$6	—
Supplemental disclosures:
Cash paid for:
Interest	$9	$5
Income taxes	$535	$478

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

Cash and Cash Equivalents

Highly liquid investments with original maturities of 90 days or less at the time of purchase are considered to be cash equivalents.

Fair Values of Financial Instruments

The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these financial instruments.

Long-Lived Assets

The Company’s long-lived assets include property and equipment and right of use assets. At March 31, 2025, the Company had approximately $211,000 of property and equipment, net of accumulated depreciation. At  March 31, 2025, the Company's right of use assets were approximately $448,000. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Topics 350 “Intangibles” and 360 “Property, Plant and Equipment”. The recoverability of assets held and used is measured by a comparison of the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. If impairment is deemed to exist, the asset will be written down to fair value. Any such impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

Licensing

The Company grants licenses for the right to access the Company’s intellectual property, specifically the Company’s trademarks, for a stated term for the manufacture and/or sale of consumer electronics and other products under agreements which require payment of either (i) a non-refundable minimum guaranteed royalty or, (ii) the greater of the actual royalties due (based on a contractual calculation, normally comprised of actual product sales by the licensee multiplied by a stated royalty rate, or “Sales Royalties”) or a minimum guaranteed royalty amount. In the case of (i), such amounts are recognized as revenue on a straight-line basis over the term of the license agreement. In the case of (ii), Sales Royalties in excess of guaranteed minimums are accounted for as variable fees and are not recognized as revenue until the Company has ascertained that the licensee’s sales of products have exceeded the guaranteed minimum. In effect, the Company recognizes the greater of Sales Royalties earned to date or the over-time amount of minimum guaranteed royalties to date. In the case where a royalty is paid to the Company in advance, the royalty payment is initially recorded as deferred revenue on the consolidated balance sheets and recognized as revenue as the royalties are deemed to be earned according to the principles outlined above. As of  March 31, 2025, the Company recorded deferred revenue of approximately $96,000 as compared to approximately $191,000 as of March 31, 2024 and approximately $149,000 as of March 31, 2023 on its condensed consolidated balance sheets. All of the deferred revenue for the periods presented are related to licensing revenue.

Disaggregation of Revenue

Disaggregation of revenue (in 000's)	2025	2024

Net revenues by type:
Net product sales	$10,449	$8,677
Licensing revenue	336	218
Royalty income	—	175
Total:	10,785	9,070

Net revenues by customers: (over 10%)
Amazon	$4,156	$1,815
Walmart	3,322	4,769
Total:	7,478	6,584

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

Accounts Receivable, net

The Company extends credit based upon evaluations of a customer’s financial condition and provides for any anticipated credit losses in the Company’s financial statements based upon management’s estimates and ongoing reviews of recorded allowances. Credit is extended for periods between 30 and 90 days, on a net basis. If the financial condition of a customer deteriorates, resulting in an impairment of that customer’s ability to make payments, additional reserves may be required. Conversely, reserves are reduced to reflect credit and collection improvements. Receivables are written off once they are considered uncollectible. The accounts receivable balance on a net basis was approximately $1,499,000 as of March 31, 2025 as compared to approximately $1,343,000 as of March 31, 2024 and approximately $1,165,000 as of March 31, 2023. The allowance for credit losses increased approximately $1,082,000 for the year ended March 31, 2025 and increased by $800 for the year ended March 31, 2024. As of March 31, 2025, Amazon and Variety Wholesalers accounted for 59% and 19%, respectively, of the Company’s total trade accounts receivable, net of specific reserves. As of March 31, 2024, Walmart, Chedraui and Amazon accounted for 34%, 30% and 25%, respectively, of the Company’s total trade accounts receivable, net of specific reserves. No other customer accounted for more than 10% of the Company’s total trade accounts receivable, net of specific reserves, as of March 31, 2025 or March 31, 2024.

Accounts receivable roll-forward:

	As of March 31,
	2025	2024	2023
Trade receivables	$2,606	$1,368	$1,190
Allowance for credit losses	(1,107)	(25)	(25)
Accounts receivable, net	1,499	1,343	1,165

Accounts receivables deemed uncollectible are charged against the allowance for credit losses when identified:

	As of March 31,
	2025	2024
Opening balance	$(25)	$(25)
Reserve adjustment	(1,082)	-
Allowance for credit losses	(1,107)	(25)

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

Sales Return Reserves

Management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends and changes in customer demand for the Company’s products when evaluating the adequacy of the reserve for sales returns. Management judgments and estimates must be made and used in connection with establishing the sales return reserves in any accounting period. Additional reserves may be required if actual sales returns increase above the historical return rates. Conversely, the sales return reserve could be decreased if the actual return rates are less than the historical return rates, which were used to establish the reserve. At March 31, 2025 the sales return reserve balance was approximately $70,000 as compared to approximately $67,000 as of March 31, 2024, an increase of $3,000 during fiscal 2025. At March 31, 2024, the sales return reserve balance was approximately $67,000 as compared to approximately $83,000 as of March 31, 2023, a decrease of $16,000 during fiscal 2024.

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

The Company generally does not enter into foreign currency exchange contracts to hedge its exposures related to foreign currency fluctuations and there were no foreign exchange forward contracts held by the Company at March 31, 2025 or March 31, 2024.

Advertising Expenses

Advertising expenses are charged against earnings as incurred and are included in selling, general and administrative expenses. The Company incurred approximately $165,000 of advertising expenses during fiscal 2025 and approximately $122,000 during fiscal 2024.

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

The sales and marketing support accrual activity for fiscal 2025 and fiscal 2024 was as follows (in thousands):

Balance at March 31, 2023	$102
additions	435
usages	(364)
adjustments	(20)
Balance at March 31, 2024	$153
additions	864
usages	(805)
adjustments	(38)
Balance at March 31, 2025	$174

Interest income, net

The Company records interest income as earned and interest expense as incurred. The net interest income for fiscal 2025 and 2024 consists of:

	2025	2024
	(In thousands)
Interest expense	$(9)	$(5)
Interest income	896	1,160
Interest income, net	$887	$1,155

Income Taxes

Deferred income taxes are recorded to account for the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets have been recorded net of an appropriate valuation allowance, to the extent management believes it is more likely than not that such assets will be realized. (See Note 5 “Income Taxes.”) Any tax penalties are recorded as part of selling, general and administrative expenses and any interest to which the Company is subject, is recorded as a part of income tax expense. Penalties and interest incurred during fiscal 2025 and fiscal 2024 were both nil.

Earnings Per Common Share

Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents when dilution results from their assumed exercise. As of March 31, 2025 and March 31, 2024, the Company had no outstanding options or warrants.

Recent Accounting Pronouncements

The following ASUs were issued by the FASB which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates.

Accounting Standards Update 2023-07 Segment Reporting (Topic 280): "Improvements to Reportable Segment Disclosures" (Issued October 2023)

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

Accounting Standards Update 2024-03 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): "Disaggregation of Income Statement Expenses" (Issued November 2024)

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

Accounting Standards Update 2023-09 Income Taxes (Topic 740): "Improvements to Income Tax Disclosures" Income Statement Expenses" (Issued December 2023)

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

NOTE 2 — INVENTORIES:

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. As of March 31, 2025 and March 31, 2024, inventories consisted exclusively of purchased finished goods. As of   March 31, 2025, inventory was valued at approximately $4,909,000 which included a valuation reserve of approximately $354,000. As of  March 31, 2024, inventory was valued at approximately $6,953,000 which included a valuation reserve of approximately $316,000.

NOTE 3 — RELATED PARTY TRANSACTIONS:

From time to time, Emerson engages in business transactions with its controlling shareholder, Nimble, formerly known as The Grande Holdings Limited, and one or more of Nimble’s direct and indirect subsidiaries, or with entities related to the Company’s Chairman of the Board. Set forth below is a summary of such transactions.

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd. ("N.A.K.S"), which is a wholly owned subsidiary of Nimble, collectively have, based on a Schedule 13D/A filed with the SEC on February 15, 2019, the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of March 31, 2025. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the Company Guide.

Related Party Transactions

    Charges of rental and utility fees on office space in Hong Kong

During fiscal 2025 and fiscal 2024, the Company was billed approximately $138,000 and $158,000, respectively, for rental and utility fees from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board. The Company owed $819 to VACL related to rental charges as of March 31, 2025 and $827 as of  March 31, 2024.

During fiscal 2025 and fiscal 2024, the Company was billed approximately $385 and nil, respectively, for its share of installation charges related to an air conditioning system, and purchase of protective materials for coronavirus from Vigers Strategic Services Ltd (“VSSL”), which is a company related to the Company’s Chairman of the Board. Vigers Strategic Services Ltd was formerly known as Lafe Strategic Services Ltd. The Company owed nil to VSSL related to these charges at March 31, 2025 and March 31, 2024.

Charges for promotional items

During fiscal 2025, the Company purchased approximately $30,000 of promotional items from The Whisky Capital Pte Ltd ("TWCPL"), which is a company related to the Company's Chairman. The Company owed nil to TWCPL related to these charges as at March 31, 2025. The Company had no transactions with TWCPL during fiscal 2024.

NOTE 4 — PROPERTY AND EQUIPMENT:

As of March 31, 2025 and 2024, property and equipment is comprised of the following:

	2025	2024
	(In thousands)
Computer equipment and software	$190	$176
Furniture and fixtures	10	10
Autos	163	—
Molds	130	112
	493	298
Less accumulated depreciation and amortization	(282)	(203)
Total property and equipment	$211	$95

Depreciation of property and equipment amounted to approximately $78,000 and $26,000 for the twelve months ended March 31, 2025 and 2024, respectively. During fiscal 2025 and 2024, the Company did not dispose of any property and equipment.

NOTE 5 — INCOME TAXES:

The Company accounts for uncertain tax positions in accordance with the provisions of ASC Topic 740-Accounting for Income Taxes. When uncertain tax positions exist, the Company will recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of March 31, 2025, the Company does not believe it has any uncertain tax positions.

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

As of March 31, 2025, the Company had available net operating loss carryforwards to reduce federal and state income taxes of approximately $19.1 million and $21.1 million respectively. If not utilized, these carryforwards begin to expire in 2036. Of the federal net operating loss carryforwards at March 31, 2025, $19.1 million can be carried forward indefinitely. As of March 31, 2025, the Company had $2.0 million of foreign net operating loss carryforwards which do not expire.

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

The Company’s provision for income tax expense for fiscal 2025 and fiscal 2024 was as follows:

	2025	2024
	(In thousands)
Current:
Federal	$3	$78
Foreign, state and other	—	12
Deferred:
Federal	—	—
Foreign, state and other	—	—
Provision for income tax expense	$3	$90

The Company adopted ASU 2019-12 (Topic 740) Simplifying the Accounting for Income Taxes during fiscal 2024. In the table above, the income tax expense of $8,000 in fiscal 2025 and $9,000 in fiscal 2024, was removed as it represented non-income based taxes.

The Company files a consolidated federal return and certain state and local income tax returns.

The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory federal rate of 21% to earnings before income taxes for fiscal 2025 and fiscal 2024 is analyzed below:

	2025	2024
	(In thousands)

Statutory provision	$(991)	$180
Foreign subsidiary	(118)	(248)
State taxes	(293)	55
Permanent differences	124	261
Adjustment to prior year taxes	(355)	86
Valuation allowance	1,636	(244)
Provision for income tax expense	$3	$90

As of March 31, 2025 and March 31, 2024, the significant components of the Company's deferred tax assets and liabilities which were classified as non-current were as follows:

	2025	2024
	(In thousands)
Deferred tax assets:
Accounts receivable reserves	$327	$71
Inventory	175	190
Accruals	10	116
Net operating loss and credit carry forwards	5,649	4,152
Total deferred tax assets:	6,161	4,529
Valuation allowance	(6,145)	(4,510)
Net deferred tax assets:	16	19
Deferred tax liabilities:
Property and equipment	(16)	(19)
Total deferred tax liabilities:	$(16)	$(19)

The Company has $19.1 million of U.S. federal net operating loss carry forwards (“NOLs”) and $21.1 million of state NOLs as of March 31, 2025 as follows:

	Federal NOL's	State NOL's
Loss Year (Fiscal)	Included in DTA (in millions)	Included in DTA (in millions)	Expiration Year (Fiscal)
2014	$—	$—	2034
2016	$—	$0.6	2036
2017	$—	$0.8	2037
2018	$—	$2.6	Federal indefinite/State 2038
2019	$1.9	$2.7	Federal indefinite/State 2039
2020	$3.7	$3.0	Federal indefinite/State 2040
2021	$4.0	$3.2	Federal indefinite/State 2041
2022	$3.4	$2.9	Federal indefinite/State 2042
2024	$2.4	$2.1	Federal indefinite/State 2044
2025	$3.7	$3.2	Federal indefinite/State 2045
Total	$19.1	$21.1

The tax benefits related to these state NOLs and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

The income of foreign subsidiaries before taxes was $925,000 for the fiscal year ended March 31, 2025 as compared to income before taxes of $1,181,000 for the fiscal year ended March 31, 2024, respectively.

The Company analyzed the future reasonability of recognizing its deferred tax assets at March 31, 2025. As a result, the Company concluded that a valuation allowance of approximately $6,145,000 would be recorded against the assets.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of March 31, 2025, the Company’s open tax years for examination for U.S. federal tax are tax years ending March 31, 2021 and forward. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

As of March 31, 2025 the Company is asserting under ASC 740-30 that all of the unremitted earnings of its foreign subsidiaries are indefinitely invested. The Company evaluates this assertion each period based on a number of factors, including the operating plans, budgets, and forecasts for both the Company and its foreign subsidiaries; the long-term and short-term financial requirements in the U.S. and in each foreign jurisdiction; and the tax consequences of any decision to repatriate earnings of foreign subsidiaries to the U.S.

The Tax Cut and Job Act (“TCJA”) establishes new tax rules designed to tax U.S. companies on global intangible low-taxed income (GILTI) earned by foreign subsidiaries. The Company has evaluated this provision of the TCJA and the application of ASC 740 and its impact is reflected in the financial statements as of March 31, 2025.

NOTE 6 — COMMITMENTS AND CONTINGENCIES:

The Company’s ERP software provider is subscription based with annual commitments as follows (in thousands).

Fiscal Years	Amount
2026	$30
Total	$30

Rent expense resulting from leases with non-affiliated companies aggregated $64,000 and $49,000 for fiscal 2025 and 2024.

Letters of Credit:

The Company utilizes the services of one of its banks to issue secured letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At March 31, 2025 and March 31, 2024, the Company had no letters of credit outstanding.

Capital Expenditure:

As of March 31, 2025 and March 31, 2024, there were no capital expenditures or other commitments other than the normal purchase orders used to secure product.

Employee Benefit Plan:

The Company currently sponsors a defined contribution 401(k) retirement plan which is subject to the provisions of the Employee Retirement Income Security Act. The Company matches a percentage of the participants’ contributions up to a specified amount. These contributions to the plan for fiscal 2025 and 2024 were approximately $19,000 for both periods and were charged against earnings for the periods presented.

NOTE 7 — SHAREHOLDERS’ EQUITY:

Common Shares:

Authorized common shares total 75,000,000 with a par value $0.01 per share, of which 21,042,652 were outstanding as of March 31, 2025 and March 31, 2024. Shares held in treasury at March 31, 2025 and  March 31, 2024 were 31,923,145.

Series A Preferred Stock:

The Company has issued and outstanding 3,677 shares of Series A Preferred Stock, $.01 par value (“Preferred Stock”), with a face value of $3,677,000, which had no determinable market value as of March 31, 2025. The Preferred Stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

NOTE 8 — SHORT TERM DEPOSITS AND INVESTMENTS:

The Company held approximately $0.9 million in short term deposits as of March 31, 2025 and approximately $19.1 million in short term deposits as of March 31, 2024. These short term deposits have maturity dates of 90 days or less and are classified as cash equivalents.

The Company also held short-term investments in deposits totaling approximately $14.9 million at  March 31, 2025 as compared to nil at  March 31, 2024. These short-term investments in deposits have maturity dates greater than 90 days and are classified as short-term investments.

Under ASC Topic 820 Fair Value Measurement, the carrying amounts of the Company’s financial instruments, such as cash, short term deposits and short term investments approximate fair values due to the short-term nature of these instruments and are classified under the fair value hierarchy of Level 1.

NOTE 9 — NET INCOME (LOSS) PER SHARE:

The following table sets forth the computation of basic and diluted income (loss) per share for the years ended March 31, 2025 and March 31, 2024:

	Twelve Months Ended March 31,
	2025	2024
Numerator:
Net (loss) income	$(4,731)	$766
Denominator:
Denominator for basic and diluted loss/income per share — weighted average shares	21,042,652	21,042,652
Net (loss) income per share:
Basic and diluted (loss) income per share	$(0.22)	$0.04

For the years ended March 31, 2025 and March 31, 2024, there were no outstanding instruments which were potentially dilutive.

NOTE 10 — LICENSE AGREEMENTS:

During fiscal 2025 the Company was party to two license agreements. During fiscal 2024 the Company was party to three license agreements, one of which was terminated by the Company in June 2023. The remaining agreements allow the licensee to access the Company’s trademarks for the manufacture and/or the sale of consumer electronics and other products. The license agreements (i) allow the licensee to use the Company’s trademarks for a specific product category, or for sales within specific geographic areas, or for sales to a specific customer base, or any combination of the above, or any other category that might be defined in the applicable license agreement and (ii)  may be subject to renewal at the initial expiration of the applicable license agreement and are governed by the laws of the United States. The Company recorded licensing revenues of approximately $336,000 in fiscal 2025 and $218,000 in fiscal 2024 under the license agreements.

The Company also recorded several one-time settlement agreements with customers of Emerson Quiet Kool, which aggregated nil in fiscal 2025 and $175,000 in fiscal 2024. The agreements allow Emerson Quiet Kool's customers to sell-off their on hand inventories over a limited period. These amounts are presented separately as Royalty Income in the Consolidated Statements of Operations.

NOTE 11 — LEGAL PROCEEDINGS:

On October 10, 2023, the US District Court for the District of Delaware granted final judgment in favor of the Company in its trademark infringement lawsuit against air conditioning and heating products provider Emerson Quiet Kool and wholesaler Home Easy (the “defendants”). Among other things, the court order issues an injunction and directs the US Patent and Tr ademark Office to cancel the d efendants’ existing and proposed " E merson Q uiet K ool " trademark s and prohibit s d efendants from register ing or applying to register, or using t he same mark or any other mark or name containing the word "Emerson" going forward . The total judgment awarded to the Company has increased from approximately $6.5 million to approximately $10.4 million, inclusive of disgorgement of wrongful profits, attorney's fees and enhanced damages. The aggregate award to the Company also includes the $4.1 million of advanced deposits previously paid to the Company. The $4.1 million of advanced deposits was reduced by approximately $1 million of incurred legal fees. The remaining balance of $3.1 million was released by the Company to other income during the quarter ended September 30, 2023. Like any judgement, there is no guarantee that the Company will be able to collect the entire judgement or if it is able to collect, how soon it will be able to do so. The defendants have filed separate bankruptcy petitions in the US Bankruptcy Court for the District of New Jersey, and there is no guarantee that those bankruptcy proceedings will not have any effect on the ability of the Company to collect the judgement. In addition, in connection with those bankruptcy proceedings, the Chapter 7 trustee of Home Easy has filed a complaint seeking the return of the $4.1 million of advanced deposits previously paid to the Company and the outcome of such litigation remains uncertain.  The Company is not currently a party to any other legal proceedings other than litigation matters, in most cases involving ordinary and routine claims incidental to its business. Management cannot estimate with certainty the Company’s ultimate legal and financial liability with respect to such pending litigation matters. However, management believes, based on its examination of such matters, that the Company’s ultimate liability will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 12 — RISKS AND UNCERTAINTIES:

Customer Concentration

For fiscal 2025, the Company’s three largest customers accounted for approximately 79% of the Company’s net revenues, with Amazon accounting for 39%, Walmart accounting for 31% and Big Lots accounting for 9%. For fiscal 2024, the Company’s three largest customers accounted for approximately 83% of the Company’s net revenues with Walmart accounting for 53%, Amazon accounting for 20% and Fred Meyer accounting for 10%.

Product Concentration

For fiscal 2025, the Company’s gross product sales included microwave ovens, which generated approximately 51%, and audio products, which generated approximately 47% of the Company's gross product sales.

For fiscal 2024, the Company’s gross product sales included microwave ovens, which generated approximately 33%, and audio products, which generated approximately 66% of the Company's gross product sales.

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

Concentrations of Credit Risk

As a percent of the Company’s total trade accounts receivable, net of specific reserves, Amazon and Variety Wholesalers accounted for 59% and 19%, respectively, as of March 31, 2025. As a percent of the Company’s total trade accounts receivable, net of specific reserves, Walmart, Chedraui and Amazon accounted for 34%, 30% and 25%, respectively, as of March 31, 2024. No other customer accounted for more than 10% of the Company’s total trade accounts receivable, net of specific reserves, as of March 31, 2025 or March 31, 2024. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. The allowance for credit losses on the Company’s total trade accounts receivable balances was approximately $1,107,000 at March 31, 2025 and $25,000 at March 31, 2024. Due to the high concentration of the Company’s net trade accounts receivables among just two or three customers, any significant failure by one of these customers to pay the Company their outstanding balances would result in a material adverse effect on the Company’s business, financial condition and results of operations.

The Company maintains its cash accounts with major U.S. and foreign financial institutions. The Company’s cash and restricted cash balances on deposit in the U.S. as of March 31, 2025 and  March 31, 2024 were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per qualifying bank account in accordance with FDIC rules. The Company’s cash, cash equivalents and restricted cash balances in excess of these FDIC-insured limits were approximately $0.9 million and approximately $19.6 million at March 31, 2025 and March 31, 2024, respectively. The Company also has short term deposits in foreign financial institutions which are not FDIC insured of approximately of $14.9 million. These short term deposits have maturity dates over 90 days and are classified as short term investments on the Company's Consolidated Balance Sheets.

Supplier Concentration

During both fiscal 2025 and 2024, the Company procured 95% of its products for resale from its four largest factory suppliers. Approximately 37% of these products were procured from its largest supplier in both periods. See the Supplier table under the heading "Design and Manufacturing" in this Form 10-K, for further details.

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

Third Party Representatives

In fiscal 2025, the Company utilized 5 sales representative organizations, two of these representative organizations were responsible for approximately 48% of the Company's net revenues, including one which represented approximately 38% and another which represented 10% of its net revenues. In fiscal 2024, the Company utilized 6 sales representative organizations, including one which represented 30% of its net revenues. No other sales representative organization accounted for more than 10% of the Company's net revenues in fiscal 2025 or fiscal 2024. The loss or reduction of product sales made through third party representative organizations could have a material adverse effect on the Company's business and results of operations. Finding replacement organizations could be a time consuming process during which the Company's revenues could be negatively impacted.

NOTE 13 — GEOGRAPHIC INFORMATION:

Net revenues and long-lived assets of the Company for the fiscal years ended March 31, 2025 and  March 31, 2024 are summarized below by geographic area (in thousands). Net revenues are attributed to geographic area based on the location of the customer.

	Year Ended March 31, 2025
	U.S.	Foreign	Consolidated
Net revenues	$10,458	$327	$10,785
Long-lived assets	$272	$464	$736

	Year Ended March 31, 2024
	U.S.	Foreign	Consolidated
Net revenues	$8,425	$645	$9,070
Long-lived assets	$331	$130	$461

NOTE 14 — LEASES

The Company leases office space in the U.S. and in Hong Kong as well as a copier in the U.S. These leases have remaining non-cancellable lease terms of twenty-nine to fifty-one months. The Company has elected not to separate lease and non-lease components for all leased assets. The Company did not identify any events or conditions during fiscal 2025 to indicate that a reassessment or re-measurement of the Company’s existing leases was required. There were also no impairment indicators identified during fiscal 2025 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10, "Impairment and Disposal of Long-Lived Assets”.

As of March 31, 2025, the Company’s current operating and finance lease liabilities were approximately $136,000 and $1,200, respectively, and its non-current operating and finance lease liabilities were approximately $321,000 and $5,100, respectively. The Company’s operating and finance lease right-of-use asset balances are presented in non-current assets. The net balance of the Company’s operating and finance lease right-of-use assets as of March 31, 2025 were approximately $443,000 and $5,700, respectively.

As disclosed in "Note 3 - Related Party Transactions", the Company's office space in Hong Kong is being leased from VACL, which is a company related to the Company’s Chairman of the Board. As of March 31, 2025, the current operating liability of this lease is approximately $100,000 and its non-current liability is approximately $160,000. Its right-of-use asset value is approximately $260,000, as of March 31, 2025.

 As of March 31, 2025, the Company's office space in the United States has a current operating liability of approximately $36,000 and its non-current liability is approximately $162,000. The right-of-use asset value of this operating lease is approximately $183,000, March 31, 2025.

The components of lease costs, which were included in operating expenses in the Company’s condensed consolidated statements of operations, were as follows:

	Year Ended March 31,
	2025	2024
	(in thousands)
Lease cost
Operating lease cost	$191	$196

The supplemental cash flow information related to leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	187	167

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	313	248
Finance leases	6	—

Information relating to the lease term and discount rate are as follows:

Weighted average remaining lease term (in months)	As of March 31, 2025	As of March 31, 2024
Operating leases	35.6	45.8
Finance leases	50.2	2.2

Weighted average discount rate
Operating leases	10.39%	9.76%
Finance leases	10.50%	7.50%

As of  March 31, 2025 the maturities of lease liabilities were as follows:

(in thousands)	Operating Leases	Finance Leases

2026	$175	$2
2027	187	2
2028	118	2
2029	52	2
2030	—	—
Thereafter	—	—
Total lease payments	$532	$8
Less: Imputed interest	(75)	(2)
Total	$457	$6

NOTE 15 — SUBSEQUENT EVENTS

As of the date of this filing, there were no subsequent events to disclose.

NOTE 16 — SEGMENT INFORMATION

The Company currently operates as one segment which includes two revenue types, product sales and licensing revenue. While the Company discloses product sales and licensing revenue separately, management does not consider these to be separate segments, as all Emerson branded product is sold though similar sales channels and to similar customers. Management's determination for the allocation of resources is not analyzed by revenue streams, but as a single business unit. The determination of a single business segment is consistent with the consolidated financial information provided to the Company's Chief Operating Decision Maker ("CODM"). The Company's CODMs are the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer who review and evaluate consolidated net income for purposes of assessing performance, allocating resources, making operating decisions and for its planning and forecasting processes. Segment expenses are provided to the CODM on the same basis as disclosed in the condensed Consolidated Statements of Operations. The CODM does not evaluate performance nor does it allocate resources based on segment assets and therefore such information is not presented in the notes to the financial statements.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2025 there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information regarding the current members of the Board as of June 26, 2025

Name	Age	Director Since	Principal Occupation or Employment
Christopher Ho	74	2016

Christopher Ho has served as the Chief Executive Officer and President of the Company since June 2021 as well as a director of the Company and the Chairman of the Board since June 2016. Mr. Ho had also previously served as the Company’s Chairman of the Board from July 2006 through November 2013. Since May 2018, Mr. Ho has served as a director of S&T and N.A.K.S., which are wholly owned subsidiaries of Nimble, and collectively the Company’s controlling stockholder. Mr. Ho previously was a director of The Grande Holdings Limited (now known as Nimble Holdings Company Limited), a Hong Kong-based group of companies engaged principally in the licensing of trademarks and distribution of consumer electronics products, from October 1991 to February 2016. Mr. Ho graduated from the University of Toronto in 1974. He is a Chartered Professional Accountant, Chartered Accountant and Chartered Management Accountant of Canada. He is also a Certified Public Accountant in Hong Kong and a member of the Hong Kong Institute of Certified Public Accountants. He was a partner in an international accounting firm before joining The Grande Holdings Limited and has extensive experience in distribution, licensing, manufacturing, international trade and corporate finance.

Based on Mr. Ho’s extensive knowledge of the Company and experience in consumer electronics, international trade and corporate finance, the Board believes that he is well qualified to serve as a director of the Company.

Michael Binney	66	2016

Michael Binney has served as the Chief Operating Officer of the Company since January 2022 and as the Company’s Secretary since July 2017. Previously, Mr. Binney served as Chief Financial Officer of the Company from March 2017 to January 2022. He has also served as a director of the Company since June 2016. Since August 2016, Mr. Binney has served as a director of S&T and N.A.K.S., which are wholly owned subsidiaries of Nimble. From November 2016 to December 2017, Mr. Binney served as an Executive Director and Group Chief Financial Officer of The Grande Holdings Limited (now known as Nimble Holdings Company Limited). He is a fellow member of the Institute of Chartered Accountants in England and Wales. From June 2016 through November 2016, Mr. Binney served as Deputy Chief Executive Officer (Finance Accounting & Company Secretarial) of The Grande Holdings Limited. From 2010 to March 2016, Mr. Binney served as an Executive Director and Chief Financial Officer of the Vinarco International Group of Companies, an upstream supplier to the oil and gas industry in the Asia-Pacific region. Mr. Binney previously served as a non-executive director of The Grande Holdings Limited from 2009 to 2010, and as an Executive Director of The Grande Holdings Limited from 2001 to 2009. He also was a member of the board of directors of Lafe Corporation Limited, a company listed on the Singapore Exchange, as a non-executive director from 2009 to 2010 and as Executive Director from 2001 until 2009. Mr. Binney was also a member of the Board of the Company from 2005 to 2008. Previous to the above appointments, Mr. Binney worked for over 10 years at major international accounting firms including KPMG and PricewaterhouseCoopers.

			Based on Mr. Binney’s experience in management, accounting and public company reporting, the Board believes that he is well qualified to serve as a director of the Company.

Kareem E. Sethi (1)	48	2007

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

Kin Yuen (1)	70	2016

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

The Audit Committee is empowered by the Board, among other things, to: (i) serve as an independent and objective party to monitor the Company’s financial reporting process, internal control system and disclosure control system; (ii) review and appraise the audit efforts of the Company’s independent auditors; (iii) assume direct responsibility for the appointment, compensation, retention and oversight of the work of the independent auditors and for the resolution of disputes between the independent auditors and the Company’s management regarding financial reporting issues; and (iv) provide the opportunity for direct communication among the independent auditors, financial and senior management and the Board. During Fiscal 2025, the Audit Committee performed its duties under a written charter approved by the Board and formally met four times. A copy of the Company’s Audit Committee Charter is posted on the Company’s website at www.emersonradio.com on the Investor Relations page.

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

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of the Company's securities by directors, executive officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. In addition to the general provisions of our Insider Trading Policy, which prohibits all directors, executive officers and employees of the Company from trading in the Company's securities while in possession of material nonpublic information, the policy also prohibits our directors, executive officers and certain other employees of the Company from engaging in transactions in puts, calls or other derivative securities on an exchange or in any other organized market and from engaging in any hedging transactions.

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

Executive Officers

The following table sets forth certain information regarding the executive officers of Emerson as of June 26, 2025:

Name	Age	Position	Year Became Officer
Christopher Ho	74	Chief Executive Officer and President	2021
Richard Li	58	Chief Financial Officer	2022
Michael Binney	66	Executive Vice President and Chief Operating Officer	2022

Christopher Ho has served as the Company’s Chief Executive Officer and President since June 2021. He has also served as a director of the Company and the Chairman of the Board since June 2016. Mr. Ho had also previously served as the Company’s Chairman of the Board from July 2006 through November 2013. See Mr. Ho’s biographical information above.

Richard Li has served as the Company’s Chief Financial Offer since January 2022. Previously, Mr. Li served as the Chief Financial Officer of Sansui Electric (China) Co., Ltd, a PRC company engaged in the electronic manufacturing business, since 2014. Mr. Li also served as the Chief Financial Officer of Sansui Manufacturing Services Limited, a company engaged in providing corporate and strategic planning services, from 2012 to 2013. Mr. Li also served as the Chief Financial Officer of Lafe Corporation Limited, a company formerly listed on the Singapore Exchange, from 2005 to 2011. Mr. Li earlier worked as an auditor at Deloitte Touche Tohmatsu for 4 years and as a financial controller in the manufacturing industry for 10 years. Mr. Li holds a Bachelor of Arts (Honours) Degree in Accountancy from the Hong Kong Polytechnic University. He is currently an associate member of the Hong Kong Institute of Certified Public Accountants, the Association of Chartered Certified Accountants and The Hong Kong Chartered Governance Institute.

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

Summary Compensation Table

The following Summary Compensation Table sets forth information concerning compensation for services rendered in all capacities to the Company and its subsidiaries for the fiscal year ended March 31, 2025 and for the fiscal year ended March 31, 2024 which was awarded to, earned by or paid to the Company’s named executive officers at any time during Fiscal 2025.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	All Other Compensation ($)	Total ($)

Christopher Ho
Chief Executive Officer	2025	$375,959	$76,995	$0	$452,954
	2024	$264,000	$40,000	$0	$304,000
Michael Binney
Chief Operating Officer	2025	$281,538	$56,506	$577	$338,621
	2024	$211,005	$29,385	$2,308	$242,698
Richard Li
Chief Financial Officer	2025	$182,000	$0	$2,308	$184,308
	2024	$123,383	$3,125	$2,308	$128,816

(1)      Represents bonus paid during the fiscal year.

Employment Agreements

During Fiscal 2025, the Company had employment agreements with certain of its named executive officers, each of which is described below.

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

Outstanding Equity Awards at Fiscal Year End

None of the Company’s named executive officers held any outstanding equity awards at March 31, 2025.

Compensation of Directors

During Fiscal 2025, the Company’s directors who were not employees (“Outside Directors”) were compensated for serving on the Board and on its various committees during the period. The Company does not compensate directors who are employees of the Company for their services as directors.

From April 1, 2024 through December 31, 2024, Outside Directors were paid based on an annualized director’s fee of $50,000. Effective January 1, 2025, the fee paid to Outside Directors was increased to $55,000 per year. From April 1, 2024 through December 31, 2024, each Outside Director serving on the Audit Committee received an additional annualized fee of $15,000 with no additional fee for serving as chairman of the Audit Committee. Effective January 1, 2025, the fee paid to Outside Directors for serving on the Audit Committee was increased to $20,000 per year. The Company does not pay any additional fees for attendance at meetings of the Board or the committees. Audit Committee fees are paid in four equal quarterly installments per annum. Audit Committee fees are pro-rated in situations where an Outside Director serves less than a full one year or periodic term.

Additionally, the Company’s directors are reimbursed their expenses for attendance at meetings.

The following table provides certain information with respect to the compensation earned or paid to the Company’s Outside Directors during Fiscal 2025.

Director Compensation for Fiscal 2025

Name	Fees Earned or Paid in Cash ($)	Total ($)
Kareem E. Sethi	$67,500	$67,500
Kin Yuen	$67,500	$67,500

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 26, 2025, the beneficial ownership of (i) each current director; (ii) each of the Company’s named executive officers; (iii) the Company’s current directors and executive officers as a group; and (iv) each stockholder known by the Company to own beneficially more than 5% of the Company’s outstanding shares of common stock. Common stock beneficially owned and percentage ownership as of June 26, 2025, was based on 21,042,652 shares outstanding. Except as otherwise indicated and based upon the Company’s review of information as filed with the SEC, the Company believes that the beneficial owners of the securities listed have sole or shared investment and voting power with respect to such shares, subject to community property laws where applicable. Except as otherwise noted, the address of each of the following beneficial owners is c/o Emerson Radio Corp., 959 Route 46 East, Suite 210, Parsippany, New Jersey 07054.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership		Percent of Class
Christopher Ho	0		0%
Richard Li	0		0%
Michael Binney	0		0%
Kareem E. Sethi	0		0%
Kin Yuen	0		0%
All Directors and Executive Officers as a Group (5 persons)	0		0%
5% Shareholders: S&T International Distribution Ltd.	15,243,283	(1)	72.4%

(1)     Based, in part, upon disclosures filed on a Schedule 13D/A on February 15, 2019, by S&T and on a Schedule 13D/A on February 15, 2019, by Wealth Warrior Global Ltd. (“Wealth Warrior”), these shares are owned directly by S&T, which is a wholly owned subsidiary of N.A.K.S., which is a wholly owned subsidiary of Nimble. As the owners of approximately 73.9% in the aggregate of Nimble, Wealth Warrior, Merchant Link Holdings Limited (“ML”), and Rise Vision Global Limited (“RV”) share the indirect power to vote and dispose of the shares of the Company’s common stock held for the account of S&T. ML is wholly owned by Aurizon Enterprises Limited (“AE”), AE is wholly owned by Omen Charm Limited (“OC”), and OC is wholly owned by Splendid Brilliance (PTC) Limited (“SB”). RV is wholly owned by Ocean Rose Global Limited (“OR”), OR is wholly owned by Praisewise Limited (“PL”), and PL is wholly owned by SB. Mr. Bingzhao Tan is the sole director of each of AE, ML, OR and RV, and the sole director and sole shareholder of Wealth Warrior. Ms. Guichai He is the sole director of OC and PL, and is sole director and sole shareholder of SB. SB holds the shares of OC and PL in trust, and serves as the sole trustee over such shares. Accordingly, AE and OR share the indirect power to vote and dispose of these shares held for the account of S&T. Mr. Tan is the settlor and a discretionary beneficiary of the shares of OC and PL held in trust by SB. Accordingly, Mr. Tan and Ms. He may be deemed to share power to direct the voting and disposition of these shares held for the account of S&T and may be deemed to be a beneficial owner of such shares. The address of Nimble, N.A.K.S. and S&T is Unit C01, 32/F, TML Tower, 3 Hoi Shing Road, Tsuen Wan, New Territories, Hong Kong. The address of Mr. Tan and Ms. He, and of Wealth Warrior, ML, RV and the above affiliated entities, is Unit C, 32/F., TML Tower, No. 3 Hoi Shing Road, Tsuen Wan, New Territories, Hong Kong.

Equity Compensation Plan Information

The Company did not have any equity compensation plans in existence as of March 31, 2025.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Controlling Shareholder

S&T, which is a wholly owned subsidiary of N.A.K.S., which is a wholly owned subsidiary of Nimble, collectively have the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of June 26, 2025. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the Company Guide. From time to time, the Company engages in business transactions with its controlling shareholder, Nimble, or one or more of Nimble’s direct and indirect subsidiaries. See Note 3 “Related Party Transactions” in the Notes to the Consolidated Financial Statements.

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

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee’s charter, all audit and audit-related work and all permitted non-audit work performed by the Company’s independent registered public accountants, Grassi & Co., CPAs, P.C. ("Grassi") for the fiscal year ended March 31, 2025 and March 31, 2024, is approved in advance by the Audit Committee, including the proposed fees for such work, in order to ensure that the provision of such services does not impair the public accountants’ independence. The Audit Committee is informed of each service actually rendered. All fees described below were approved by the Audit Committee in compliance with such pre-approval policies and procedures for the fiscal years ended March 31, 2025 and 2024, respectively.

• Audit Fees. Audit fees billed to the Company by Grassi for the audit of the financial statements included in the Company’s Annual Reports on Form 10-K, and reviews by Grassi of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, for the fiscal years ended March 31, 2025 and 2024 totaled approximately $231,000 and $168,000, respectively.

• Audit-Related Fees. The Company was not billed for any audit-related fees by Grassi for the fiscal years ended March 31, 2025 or 2024, respectively.

• Tax Fees. The Company was not billed by Grassi for tax services for the fiscal years ended March 31, 2025 or 2024, respectively.

• All Other Fees. The Company was not billed by Grassi for the fiscal years ended March 31, 2025 and 2024, respectively, for any permitted non-audit services.

PART IV

Item 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

1. Financial Statements. The following financial statements of Emerson Radio Corp. are included in Item 8 of Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended March 31, 2025 and 2024

Consolidated Balance Sheets as of March 31, 2025 and 2024

Consolidated Statements of Changes in Shareholders’ Equity for the years ended March 31, 2025 and 2024

Consolidated Statements of Cash Flows for the years ended March 31, 2025 and 2024

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

19.1	Insider Trading Policy.

21.1	Principal Subsidiaries of the Company as of March 31, 2024.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97	Incentive Compensation Recoupment Policy*

101.INS	Inline XBRL Instance Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

Item 16.	FORM 10-K SUMMARY

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

Dated: June 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Christopher W. Ho	Chairman of the Board and	June 27, 2025
Christopher W. Ho	Chief Executive Officer

/s/ Richard Li	Chief Financial Officer	June 27, 2025
Richard Li

/s/ Michael Binney	Chief Operating Officer and Director	June 27, 2025
Michael Binney

/s/ Kareem E. Sethi	Director	June 27, 2025
Kareem E. Sethi

/s/ Kin Yuen	Director	June 27, 2025
Kin Yuen