Form 10-Q
period 2025-09-30
EMERSON RADIO CORP
filed 2025-11-14
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of common stock as of November 14, 2025: 21,042,652.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024

Net revenues:
Net product sales	$1,127	$2,670	$2,716	$4,799
Licensing revenue	88	68	174	137
Net revenues	1,215	2,738	2,890	4,936
Costs and expenses:
Cost of sales	1,216	2,466	2,880	4,470
Selling, general and administrative expenses	1,195	1,389	2,515	2,805
Total cost of sales and SG&A	2,411	3,855	5,395	7,275
Operating loss	(1,196)	(1,117)	(2,505)	(2,339)
Other income:
Interest income, net	153	236	322	499
(Loss) before income taxes	(1,043)	(881)	(2,183)	(1,840)
Provision for income tax expense	—	—	—	3
Net (loss)	$(1,043)	$(881)	$(2,183)	$(1,843)

Basic (loss) per share	$(0.05)	$(0.04)	$(0.10)	$(0.09)
Diluted (loss) per share	$(0.05)	$(0.04)	$(0.10)	$(0.09)
Weighted average shares outstanding
Basic	21,042,652	21,042,652	21,042,652	21,042,652
Diluted	21,042,652	21,042,652	21,042,652	21,042,652

The accompanying notes are an integral part of the condensed consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	September 30, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$956	$1,186
Short term investments	12,545	14,868
Accounts receivable, net	1,203	1,499
Licensing receivable	42	42
Inventory	4,982	4,909
Prepaid purchases	8	43
Prepaid expenses and other current assets	362	247
Total Current Assets	20,098	22,794
Non-Current Assets:
Property and equipment, net	170	211
Right-of-use asset-operating leases	374	443
Right-of-use asset-finance leases	5	6
Other assets	76	76
Total Non-Current Assets	625	736
Total Assets	$20,723	$23,530
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	978	808
Due to affiliate	1	1
Short-term operating lease liability	153	136
Short-term finance lease liability	1	1
Income tax payable, current portion	—	668
Deferred revenue	32	96
Total Current Liabilities	1,165	1,710
Non-Current Liabilities:
Long-term operating lease liability	243	321
Long-term finance lease liability	4	5
Total Non-Current Liabilities	247	326
Total Liabilities	$1,412	$2,036
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at September 30, 2025 and March 31, 2025, respectively; 21,042,652 shares outstanding at September 30, 2025 and March 31, 2025, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(31,119)	(28,936)
Treasury stock, at cost (31,923,145 shares at September 30, 2025 and March 31, 2025, respectively)	(33,201)	(33,201)
Total Shareholders’ Equity	19,311	21,494
Total Liabilities and Shareholders’ Equity	$20,723	$23,530

The accompanying notes are an integral part of the condensed consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2025	2024
	(In thousands)
Cash Flows from Operating Activities:
Net (loss)	$(2,183)	$(1,843)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash lease expense	70	86
Depreciation and amortization	41	37
Changes in assets and liabilities:
Accounts receivable	296	(769)
Inventory	(73)	825
Prepaid purchases	35	(191)
Prepaid expenses and other current assets	(115)	(136)
Accounts payable and other current liabilities	170	(320)
Right of use assets-operating	—	(313)
Short term lease liabilities	17	35
Long term lease liabilities	(78)	199
Income taxes payable	(668)	(531)
Deferred revenue	(64)	(42)
Net cash (used in) operating activities	(2,552)	(2,963)
Cash Flows From Investing Activities:
Proceeds from sale of short-term investments	2,323	—
Purchases of short-term investments	—	(16,277)
Additions to property and equipment	—	(187)
Net cash provided by (used in) investing activities	2,323	(16,464)
Cash Flows from Financing Activities:
Short term finance liability	—	1
Long term finance liability	(1)	—
Net cash (used in) provided by financing activities	(1)	1
Net (decrease) in cash and cash equivalents	(230)	(19,426)
Cash and cash equivalents at beginning of the period	1,186	19,890
Cash and cash equivalents at end of the period	$956	$464
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$313
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$6
Supplemental disclosures:
Cash paid for:
Interest	$7	$3
Income taxes	$676	$535

The accompanying notes are an integral part of the condensed consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Additional			Total
	Number	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	of Shares	Value	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2025	3,677	$3,310	52,965,797	$529	$79,792	$(28,936)	$(33,201)	$21,494
Net loss	—	—	—	—	—	(1,140)	—	(1,140)
Balance — June 30, 2025	3,677	$3,310	52,965,797	$529	$79,792	$(30,076)	$(33,201)	$20,354
Net loss	—	—	—	—	—	(1,043)	—	(1,043)
Balance — September 30, 2025	3,677	$3,310	52,965,797	$529	$79,792	$(31,119)	$(33,201)	$19,311

	Preferred Stock		Common Stock		Additional			Total
	Number	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	of Shares	Value	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2024	3,677	$3,310	52,965,797	$529	$79,792	$(24,205)	$(33,201)	$26,225
Net loss	—	—	—	—	—	(962)	—	(962)
Balance — June 30, 2024	3,677	$3,310	52,965,797	$529	$79,792	$(25,167)	$(33,201)	$25,263
Net loss	—	—	—	—	—	(881)	—	(881)
Balance — September 30, 2024	3,677	$3,310	52,965,797	$529	$79,792	$(26,048)	$(33,201)	$24,382

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

The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s condensed consolidated financial position as of  September 30, 2025 and the results of operations for the three and six month periods ended September 30, 2025 and September 30, 2024. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the unaudited condensed consolidated financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and accordingly do not include all of the disclosures normally made in the Company’s annual condensed consolidated financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto for the fiscal year ended  March 31, 2025 (“fiscal 2025”), included in the Company’s Annual Report on Form 10-K for fiscal 2025.

The results of operations for the three and six month periods ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for any other condensed interim period or for the full year ending March 31, 2026 (“fiscal 2026”).

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

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

Licensing: In addition to the distribution of products, the Company grants licenses for the right to access the Company’s intellectual property, specifically the Company’s trademarks, for a stated term for the manufacture and/or sale of consumer electronics and other products under agreements which require payment of either (i) a non-refundable minimum guaranteed royalty or, (ii) the greater of (a) the actual royalties due (based on a contractual calculation, normally comprised of actual product sales by the licensee multiplied by a stated royalty rate, or “Sales Royalties”) or (b) a minimum guaranteed royalty amount. In the case of the foregoing clause (i), such amounts are recognized as revenue on a straight-line basis over the term of the license agreement. In the case of the foregoing clause (ii), Sales Royalties in excess of guaranteed minimums are accounted for as variable fees and are not recognized as revenue until the Company has ascertained that the licensee’s sales of products have exceeded the guaranteed minimum. In effect, the Company recognizes the greater of Sales Royalties earned to date or the straight-line amount of minimum guaranteed royalties to date. In the case where a royalty is paid to the Company in advance, the royalty payment is initially recorded as a liability and recognized as revenue as the royalties are deemed to be earned according to the principles outlined above. As of September 30, 2025, the Company recorded deferred revenue of approximately $32,000 as compared to approximately $96,000 as of March 31, 2025 on its condensed consolidated balance sheets. As of September 30, 2024, the Company recorded deferred revenue of $149,000 as compared to approximately $191,000 as of March 31, 2024 on its condensed consolidated balance sheets. All of the deferred revenue for the periods presented are related to licensing revenue.

Disaggregation of Revenue

	Three Months Ended September 30,		Six Months Ended September 30,
Disaggregation of revenue (in 000's)	2025	2024	2025	2024

Net revenues by type:
Net product sales	$1,127	$2,670	$2,716	$4,799
Licensing revenue	88	68	174	137
Total:	1,215	2,738	2,890	4,936

Net revenues by customers: (over 10%)
Amazon.com	$680	$999	$880	$1,984
Costco	137	—	246	—
Walmart	115	1,190	168	2,038
Variety Wholesalers	—	—	459	—
Fred Meyer	—	379	439	544
Total:	$932	$2,568	$2,192	$4,566

Accounts Receivable, net

The Company extends credit based upon evaluations of a customer’s financial condition and provides for any anticipated credit losses in the Company’s financial statements based upon management’s estimates and ongoing reviews of recorded allowances. The disclosure of the credit loss calculated is based on reasonable and supportable forecasts including historical, current and forecasted information. Credit is extended for periods between 30 and 150 days, on a net basis. If the financial condition of a customer deteriorates, resulting in an impairment of that customer’s ability to make payments, additional reserves may be required. Conversely, reserves are reduced to reflect credit and collection improvements. Receivables are written off once they are considered uncollectible. The accounts receivable balance on a net basis was approximately $1,203,000 as of  September 30, 2025 as compared to approximately $1,499,000 as of  March 31, 2025 and approximately $1,343,000 as of March 31, 2024. As of September 30, 2025, Amazon.com ("Amazon") accounted for approximately 59% and Fred Meyer Inc. ("Fred Meyer") accounted for approximately 15% of the Company’s total trade accounts receivable, net of specific reserves. As of March 31, 2025, Amazon accounted for approximately 59% and Variety Wholesalers Inc. ("Variety") accounted for approximately 19% of the Company’s total trade accounts receivable, net of specific reserves. No other customer accounted for more than 10% of the Company’s total trade accounts receivable, net of specific reserves, as of  September 30, 2025 or March 31, 2025.

Accounts receivable roll-forward:

	As of September 30,	As of March 31,	As of March 31,
	2025	2025	2024
Trade receivables	$2,316	$2,606	$1,368
Allowance for credit losses	(1,113)	(1,107)	(25)
Accounts receivable, net	$1,203	$1,499	$1,343

Accounts receivables deemed uncollectible are charged against the allowance for credit losses when identified:

	As of September 30,
	2025	2024
Opening balance	$(1,107)	$(29)
Reserve adjustment	(6)	(8)
Allowance for credit losses	$(1,113)	$(37)

NOTE 2 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts). Weighted average shares includes the impact of shares held in treasury.

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024

Numerator:
Net (loss)	$(1,043)	$(881)	$(2,183)	$(1,843)
Denominator:
Denominator for basic and diluted loss per share — weighted average shares	21,042,652	21,042,652	21,042,652	21,042,652
Net (loss) per share:
Basic and diluted (loss) per share	$(0.05)	$(0.04)	$(0.10)	$(0.09)

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at September 30, 2025 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At September 30, 2025, the Company had no options, warrants or other potentially dilutive securities outstanding.

NOTE 4 — INVENTORY

Inventories, which consist primarily of finished goods, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. As of September 30, 2025 and March 31, 2025, inventories consisted of the following (in thousands):

	September 30, 2025	March 31, 2025
Finished goods	$4,982	$4,909

NOTE 5 — INCOME TAXES

As of  September 30, 2025, the Company had approximately $21.4 million of U.S. federal net operating loss (“NOL”) carry forwards. These losses do not expire but are limited to utilization of 80% of taxable income in any one year. At September 30, 2025, the Company had approximately $23.2 million of U.S. state NOL carry forwards. The tax benefits related to these state NOL carry forwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

The Company analyzed the future reasonability of recognizing its deferred tax assets at September 30, 2025. As a result, the Company concluded that a 100% valuation allowance of approximately $6,739,000 would be recorded against the assets.

The income of foreign subsidiaries before taxes was approximately $165,000 for the three month period ended September 30, 2025 as compared to income of foreign subsidiaries before taxes of approximately $249,000 for the three month period ended September 30, 2024. The income of foreign subsidiaries before taxes was approximately $344,000 for the six month period ended  September 30, 2025 as compared to income of foreign subsidiaries before taxes of approximately $520,000 for the six month period ended  September 30, 2024.

Although the Company generated a net operating loss, it recorded income tax expense of approximately $9,000 during the three and six month periods ended September 30, 2025, primarily resulting from state income taxes. During the three and six month periods ended September 30, 2024, the Company generated a net operating loss and recorded income tax expense of nil and approximately $3,000, respectively, primarily resulting from state income taxes. After the adoption of ASU 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” during fiscal 2022, these non-income based state taxes are now reported within selling, general and administrative expenses.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of September 30, 2025, the Company’s open tax years for examination for U.S. federal tax are 2018-2025, and for U.S. states’ tax are 2016-2025. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

As of September 30, 2025, the Company is asserting under ASC 740-30 that all of the unremitted earnings of its foreign subsidiaries are indefinitely invested. The Company evaluates this assertion each period based on a number of factors, including the operating plans, budgets, and forecasts for both the Company and its foreign subsidiaries; the long-term and short-term financial requirements in the U.S. and in each foreign jurisdiction; and the tax consequences of any decision to repatriate earnings of foreign subsidiaries to the U.S.

As of September 30, 2025 and March 31, 2025, the Company had a federal tax liability of nil and approximately $668,000, respectively, related to the repatriation of the Company’s undistributed earnings of its foreign subsidiaries as required by the Tax Cuts and Jobs Act of 2017. As of September 30, 2025 and March 31, 2025, the Company’s short term portion was nil and approximately $668,000, respectively. As of each of September 30, 2025 and March 31, 2025, the Company's long term portion was nil.

The liability was payable over 8 years. The first five installments were each equal to 8%, the sixth was equal to 15%, the seventh was equal to 20% and the final installment was equal to 25% of the liability. The Company paid its eighth and final installment in July 2025.

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

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Nimble, collectively have, based on a Schedule 13D/A filed with the SEC on February 15, 2019, the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of September 30, 2025. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

Related Party Transactions

Charges of rental and utility fees on office space in Hong Kong

During the three and six month periods ended September 30, 2025, the Company was billed approximately $33,000 and $65,000, respectively, for rental and utility fees from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board of Directors ("Chairman"). As of September 30, 2025 the Company owed approximately $1,000 to VACL related to these charges. During the three and six month periods ended September 30, 2024, the Company was billed approximately $36,000 and $76,000, respectively, for rental and utility fees from VACL, which is a company related to the Company's Chairman. As of September 30, 2024 the Company owed approximately $1,000 to VACL related to these charges.

Charges for promotional items

During each of the three and six month periods ended September 30, 2025, the Company purchased nil of promotional items from The Whisky Capital Pte Ltd ("TWCPL"), which is a company related to the Company's Chairman. During the three and six month periods ended September 30, 2024, the Company purchased nil and approximately $30,000, respectively, of promotional items from TWCPL. As of  September 30, 2024, the Company owed nil to TWCPL.

NOTE 7 — SHORT TERM DEPOSITS AND INVESTMENTS

As of September 30, 2025 and March 31, 2025, the Company held approximately $0.7 million and approximately $0.9 million, respectively, in short term deposits. These short term deposits had maturity dates of 90 days or less and are classified as cash equivalents.

As of September 30, 2025 and March 31, 2025, the Company also held approximately $12.5 million and $14.9 million, respectively, in short term investments which had maturity dates greater than 90 days and are classified as short term investments.

Under ASC Topic 820 Fair Value Measurement, the carrying amounts of the Company’s financial instruments, such as cash, short term deposits and short term investments approximate fair values due to the short-term nature of these instruments and are classified under the fair value hierarchy of Level 1.

NOTE 8 — CONCENTRATION RISK

Customer Concentration

For the three month period ended September 30, 2025, the Company’s three largest customers accounted for approximately 77% of the Company’s net revenues, of which Amazon accounted for approximately 56%, Costco accounted for approximately 11% and Variety accounted for approximately 10%. No other customer accounted for greater than 10% of the Company's net revenues during the period.

For the six months ended September 30, 2025, the Company’s three largest customers accounted for approximately 62% of the Company’s net revenues, of which Amazon accounted for approximately 31%, Variety accounted for approximately 16% and Fred Meyer accounted for approximately 15%. No other customer accounted for greater than 10% of the Company's net revenues during the period.

For the three month period ended September 30, 2024, the Company’s three largest customers accounted for approximately 86% of the Company’s net revenues, of which Walmart accounted for approximately 42%, Amazon accounted for approximately 31% and Fred Meyer accounted for approximately 13%. No other customer accounted for greater than 10% of the Company's net revenues during the period.

For the six months ended September 30, 2024, the Company’s three largest customers accounted for approximately 84% of the Company’s net revenues, of which Walmart accounted for approximately 39%, Amazon accounted for approximately 34% and Fred Meyer accounted for approximately 11%. No other customer accounted for greater than 10% of the Company's net revenues during the period.

A significant decline in net sales to any of the Company’s key customers would have a material adverse effect on the Company’s business, financial condition and results of operation.

Product Concentration

For the three and six month periods ended September 30, 2025, the Company’s gross product sales included microwave ovens, which generated approximately 63% and 76%, respectively, of the Company’s gross product sales and audio products, which generated approximately 27% and 18%, respectively, of the Company’s gross product sales. No other products accounted for greater than 10% of the Company's gross product sales during the respective periods.

For the three and six month periods ended September 30, 2024, the Company’s gross product sales included microwave ovens, which generated approximately 43% and 45%, respectively, of the Company’s gross product sales and audio products, which generated approximately 55% and 52%, respectively, of the Company’s gross product sales. No other products accounted for greater than 10% of the Company's gross product sales during the respective periods.

Concentrations of Credit Risk

As of September 30, 2025, the Company’s top two customers accounted for approximately 59% and 15%, respectively, of the Company's total trade accounts receivable, net of specific reserves. No other customers accounted for greater than 10% of the Company's total trade accounts receivable, net of specific reserves, as of such date. As of March 31, 2025, the Company's top two customer's accounted for approximately 59% and 19%, respectively, of the Company's total trade accounts receivable, net of specific reserves. No other customers accounted for greater than 10% of the Company's total trade accounts receivable, net of specific reserves, as of such date. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. The allowance for credit losses on the Company's total trade accounts receivable balances was approximately $1,113,000 as of  September 30, 2025 and $1,107,000 as of  March 31, 2025. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the Company’s business, financial condition and results of operations.

The Company maintains its cash accounts with major U.S. and foreign financial institutions. The Company’s cash balances on deposit in the U.S. as of September 30, 2025 and March 31, 2025 were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per qualifying bank account in accordance with FDIC rules. The Company’s cash, cash equivalents and restricted cash balances in excess of these FDIC-insured limits were approximately $0.8 million and approximately $0.9 million at September 30, 2025 and March 31, 2025, respectively. The Company also has short term deposits in foreign financial institutions which are not FDIC insured of approximately $12.5 million and $14.9 million as of September 30, 2025 and March 31, 2025, respectively.

Supplier Concentration

During the three month period ended September 30, 2025, the Company procured 100% of its products for resale from its three largest factory suppliers, of which approximately 46% was supplied by its largest supplier and approximately 27%, and 27%, respectively, was supplied by the other two suppliers. During the three month period ended September 30, 2024, the Company procured approximately 91% of its products for resale from its four largest factory suppliers, of which approximately 47% was supplied by its largest supplier and approximately 16%, 16% and 12%, respectively, was supplied by the other three suppliers. No other suppliers accounted for greater than 10% for either the three month period ended September 30, 2025 or  September 30, 2024.

During the six month period ended September 30, 2025, the Company procured approximately 93% of its products for resale from its three largest factory suppliers, of which approximately 41% was supplied by its largest supplier and approximately 30%, and 22%, respectively, was supplied by the other two suppliers. During the six month period ended September 30, 2024, the Company procured 100% of its products for resale from its five largest factory suppliers, of which approximately 38% was supplied by its largest supplier and approximately 19%, 17%, 16% and 10%, respectively, was supplied by the other four suppliers. No other suppliers accounted for greater than 10% for either the three month period ended September 30, 2025 or  September 30, 2024.

NOTE 9 — LEASES

The Company leases office space in the U.S. and in Hong Kong as well as a copier in the U.S. These leases have remaining non-cancellable lease terms of twenty-three to forty-five months. The Company has elected not to separate lease and non-lease components for all leased assets. The Company did not identify any events or conditions during the quarter ended September 30, 2025 to indicate that a reassessment or re-measurement of the Company’s existing leases was required.

As of September 30, 2025, the Company’s current operating lease liabilities and finance lease liabilities were $153,000 and $1,000, respectively and its non-current operating lease liabilities and finance lease liabilities were $243,000 and $4,000, respectively. The Company’s operating and finance lease right-of-use asset balances are presented in non-current assets. The net balance of the Company’s operating and finance lease right-of-use assets as of September 30, 2025 was $374,000 and $5,000, respectively.

As disclosed in "Note 6 - Related Party Transactions", the Company's Hong Kong office space is being leased from VACL, which is a company related to the Company's Chairman. As of  September 30, 2025, the current operating liability of this lease is approximately $105,000 and its non-current liability is $106,000. Its right-of-use asset value is approximately $211,000, as of  September 30, 2025.

The components of lease costs, which were included in operating expenses in the Company’s unaudited condensed consolidated statements of operations, were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Lease cost
Operating lease cost	$45	$48	$90	$100

The supplemental cash flow information related to leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	37	42	83	95

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	313	—	313
Finance leases	—	6	—	6

Information relating to the lease term and discount rate are as follows:

Weighted average remaining lease term (in months)	As of September 30, 2025	As of September 30, 2024
Operating leases	30.2	41.3
Finance leases	44.2	56.2

Weighted average discount rate
Operating leases	10.38%	10.39%
Finance leases	10.50%	10.50%

As of  September 30, 2025 the maturities of lease liabilities were as follows:

(in thousands)	Operating Leases	Finance Leases

2026	$93	$1
2027	187	2
2028	118	2
2029	51	2
2030	—	—
Thereafter	—	—
Total lease payments	$449	$7
Less: Imputed interest	(53)	(1)
Total	$396	$6

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

Results of Operations

The following table summarizes certain financial information for the three and six month periods ended September 30, 2025 (fiscal 2026) and September 30, 2024 (fiscal 2025) (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net product sales	$1,127	$2,670	$2,716	$4,799
Licensing revenue	88	68	174	137
Net revenues	1,215	2,738	2,890	4,936
Cost of sales	1,216	2,466	2,880	4,470
Selling, general and administrative expenses	1,195	1,389	2,515	2,805
Operating loss	(1,196)	(1,117)	(2,505)	(2,339)
Interest income, net	153	236	322	499
(Loss) before income taxes	(1,043)	(881)	(2,183)	(1,840)
Provision for income taxes	—	—	—	3
Net (loss)	$(1,043)	$(881)	$(2,183)	$(1,843)

Net product sales — Net product sales for the three month period ended September 30, 2025 were approximately $1.1 million as compared to approximately $2.7 million for the three month period ended September 30, 2024, a decrease of approximately $1.6 million, or 57.8%. The Company’s sales during the three month period ended September 30, 2025 were highly concentrated among its three largest customers – Amazon, Costco and Walmart – comprising in the aggregate approximately 83% of the Company’s total net product sales during the period. The Company’s sales during the three month period ended September 30, 2024, were highly concentrated among its three largest customers – Walmart, Amazon and Fred Meyer – comprising in the aggregate approximately 88% of the Company’s total net product sales during the period.

Net product sales for the six month period ended September 30, 2025 were approximately $2.7 million as compared to approximately $4.8 million for the six month period ended September 30, 2024, a decrease of approximately $2.1 million, or 43.4%. The Company’s sales during the six month period ended September 30, 2025 were highly concentrated among its three largest customers – Amazon, Variety and Fred Meyer – comprising in the aggregate approximately 65% of the Company’s total net product sales during the period. The Company’s sales during the six month period ended September 30, 2024, were highly concentrated among its three largest customers – Walmart, Amazon and Fred Meyer – comprising in the aggregate approximately 86% of the Company’s total net product sales during the period.

Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by nil and approximately $11,000 for the three month periods ended September 30, 2025 and September 30, 2024, respectively, and by nil and approximately $21,000 for the six month periods ended September 30, 2025 and September 30, 2024, respectively. The major elements which contributed to the overall increase in net product sales were as follows:

i)    Houseware products:      Net sales of houseware products decreased approximately $0.4 million, or 33.1%, to approximately $0.8 million for the three month period ended September 30, 2025 as compared to approximately $1.2 million for the three month period ended September 30, 2024, driven by decreased net sales of microwave ovens. Certain of the Company's key customers refuse to accept price increases from recently imposed tariffs, which negatively impacted net sales during the quarter ended September 30, 2025. Net sales of houseware products decreased $0.1 million, or 3.4%, to approximately $2.2 million for the six month period ended September 30, 2025 as compared to approximately $2.3 million for the six month period ended September 30, 2024, driven by decreased net sales of microwave ovens and compact refrigerators.

ii)   Audio products:              Net sales of audio products decreased approximately $1.2 million, or 78.3%, to approximately $0.3 million for the three month period ended September 30, 2025 as compared to approximately $1.5 million for the three month period ended September 30, 2024, primarily due to a discontinued clock radio at Walmart. Net sales of audio products decreased approximately $2.0 million, or 80.9%, to approximately $0.5 million for the six month period ended September 30, 2025 as compared to approximately $2.5 million for the six month period ended September 30, 2024, primarily due to a discontinued clock radio at Walmart.

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

In light of the adverse macroeconomic conditions domestically and internationally, the Company has implemented certain cost-reduction actions intended to reduce expenditures. However, the economic environment remains uncertain. Demand for the Company’s products remains competitive and requires the Company to continue carefully managing inventory. Accordingly, our current results and financial condition discussed herein may not be indicative of our future operating results and trends.

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

Licensing revenue — Licensing revenue for the three month period ended September 30, 2025 was approximately $88,000 as compared to approximately $68,000 for the three month period ended September 30, 2024, an increase of approximately $20,000, or 29.4%. The increase for the three month period ended September 30, 2025 was the result of increases of annual guaranteed minimum royalties of the Company's licensees.

Licensing revenue for the six month period ended September 30, 2025 was approximately $174,000 as compared to approximately $137,000 for the six month period ended September 30, 2024, an increase of approximately $37,000, or 27.0%. The increase for the six month period ended September 30, 2025 was the result of increases of annual guaranteed minimum royalties of the Company's licensees.

Net revenues — Net revenues were approximately $1.2 million for the three month period ended September 30, 2025 as compared to approximately $2.7 million for the three month period ended September 30, 2024, a decrease of approximately $1.5 million, or 55.6%. The decrease in net revenues can be attributed primarily to the discontinuation of a clock radio at Walmart.

Net revenues were approximately $2.9 million for the six month period ended September 30, 2025 as compared to approximately $4.9 million for the six month period ended September 30, 2024, a decrease of approximately $2.0 million, or 41.5%. The decrease in net revenues can be attributed primarily to the discontinuation of a clock radio.

Cost of sales — Cost of sales decreased approximately $1.3 million, or 50.7%, to approximately $1.2 million for the three month period ended September 30, 2025 as compared to approximately $2.5 million for the three month period ended September 30, 2024. The decrease in absolute terms for the three month period ended September 30, 2025 as compared to the three month period ended September 30, 2024 was primarily related to the discontinuation of a clock radio at Walmart and the negative impact of tariffs on the Company's microwave product line.

Cost of sales decreased approximately $1.6 million, or 35.6%, to approximately $2.9 million for the six month period ended September 30, 2025 as compared to approximately $4.5 million for the six month period ended September 30, 2024. The decrease in absolute terms for the six month period ended September 30, 2025 as compared to the six month period ended September 30, 2024 was primarily related to the discontinuation of a clock radio at Walmart and the negative impact of tariffs on the Company's microwave product line.

Selling, general and administrative expenses (“S,G&A”) — S,G&A was approximately $1.2 million for the three month period ended September 30, 2025 as compared to $1.4 million for the three month period ended September 30, 2024, a decrease of approximately $0.2 million or 14.0%. S,G&A, as a percentage of net revenues, was approximately 98.4% for the three month period ended September 30, 2025 as compared to approximately 50.7% for the three month period ended September 30, 2024. The decrease in S,G&A for the three month period ended September 30, 2025 as compared to the three month period ended September 30, 2024 was primarily driven by a decrease in compensation costs of approximately $177,000 and a decrease in advertising costs of approximately $32,000 partially offset by an increase in legal fees of approximately $38,000. Compensation costs for the three month period ended September 30, 2025 were approximately $645,000 as compared to approximately $822,000 for the three month period ended September 30, 2024. Advertising costs for the three month period ended September 30, 2025 were approximately $13,000 as compared to approximately $45,000 for the three month period ended September 30, 2024. Legal fees for the three month period ended September 30, 2025 were approximately $93,000 as compared to approximately $55,000 for the three month period ended September 30, 2024.

 S,G&A was approximately $2.5 million for the six month period ended September 30, 2025 as compared to approximately $2.8 million for the six month period ended September 30, 2024, a decrease of approximately $0.3 million or 10.3%. S,G&A, as a percentage of net revenues, was approximately 87.0% for the six month period ended September 30, 2025 as compared to approximately 56.8% for the six month period ended September 30, 2024. The decrease in S,G&A for the six month period ended September 30, 2025 as compared to the six month period ended September 30, 2024 was primarily driven by a decrease in compensation costs of approximately $102,000, a decrease in legal fees of approximately $102,000 and a decrease in travel and entertainment costs of approximately $38,000. Compensation costs for the six month period ended September 30, 2025 were approximately $1,415,000 as compared to approximately $1,517,000 for the six month period ended September 30, 2024. Legal fees for the six month period ended September 30, 2025 were approximately $136,000 as compared to approximately $238,000 for the six month period ended September 30, 2024. Travel and entertainment costs for the six month period ended September 30, 2025 were approximately $27,000 as compared to approximately $65,000 for the six month period ended September 30, 2024.

Interest income, net — Interest income, net, was approximately $153,000 for the three month period ended September 30, 2025 as compared to approximately $236,000 for the three month period ended September 30, 2024, a decrease of approximately $83,000. The decrease was primarily due to lower levels of cash invested on the Company’s short term investments.

Interest income, net, was approximately $322,000 for the six month period ended September 30, 2025 as compared to approximately $499,000 for the six month period ended September 30, 2024, a decrease of approximately $177,000. The decrease was primarily due to lower levels of cash invested on the Company’s short term investments.

Provision for income taxes — For both three month periods ended September 30, 2025 and September 30, 2024, the Company recorded income tax expense of nil. For the six month period ended September 30, 2025, the Company recorded income tax expense of nil as compared to approximately $3,000 for the six month period ended September 30, 2024. The Company under the adoption of ASU 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” incurred non-income based state taxes of approximately $9,000 for each of the six month periods ended September 30, 2025 and September 30, 2024, which are now reported as S,G&A. See “Note 5 – Income Taxes”.

Although the Company generated a net loss during the three and six months ended September 30, 2025, it is unable to realize an income tax benefit until the Company can demonstrate the ability to generate net income on a sustained basis. Therefore, the Company is obligated to record a 100% valuation allowance against the deferred tax assets.

Net loss — As a result of the foregoing factors, the Company realized a net loss of approximately $1,043,000 for the three month period ended September 30, 2025 as compared to a net loss of approximately $881,000 for the three month period ended September 30, 2024.

As a result of the foregoing factors, the Company realized a net loss of approximately $2,183,000 for the six month period ended September 30, 2025 as compared to a net loss of approximately $1,843,000 for the six month period ended September 30, 2024.

Liquidity and Capital Resources

As of September 30, 2025, the Company had cash and cash equivalents of approximately $0.9 million as compared to approximately $1.2 million at March 31, 2025. Cash and cash equivalents includes short term investments in deposits which were classified as cash equivalents of approximately $0.7 million as of September 30, 2025 compared to approximately $0.9 million of such deposits as of March 31, 2025. Working capital decreased to approximately $18.9 million at September 30, 2025 as compared to approximately $21.1 million at March 31, 2025. The decrease in cash and cash equivalents of approximately $0.3 million was due to the net loss generated during the period of approximately $2.2 million, the decrease in income tax payable of approximately $0.7 million, an increase in prepaid expenses and other current assets of approximately $0.1 million and an increase in inventory of approximately $0.1 million, partially offset by a decrease in short term deposits of approximately $2.3 million, a decrease in accounts receivable of approximately $0.3 million and an increase in accounts payable and current liabilities of approximately $0.2 million.

Cash Flows

Net cash used by operating activities was approximately $2.6 million for the six month period ended September 30, 2025, resulting from the loss generated during the period of approximately $2.2 million, a decrease in income tax payable of approximately $0.7 million, an increase in prepaid expenses and other current assets of approximately $0.1 million and an increase in inventory of approximately $0.1 million, partially offset a decrease in accounts receivable of approximately $0.3 million and an increase in accounts payable and other current liabilities of approximately $0.2 million.

Net cash provided by investing activities was approximately $2.3 million for the six month period ended September 30, 2025 due to redemptions of short-term investments.

Net cash used by financing activities was approximately $1,000 for the six month period ended September 30, 2025.

Sources and Uses of Funds

The Company’s principal existing sources of cash are generated from operations and its existing short-term deposits and investments. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2025, the Company did not have any off-balance sheet arrangements as defined under the rules of the SEC.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2025, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

(a) None

(b) None

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

(a) None

(b) None

(c) Trading arrangements

During the three months ended September 30, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as defined in Regulation S-K Item 408 for the purchase or sale of our securities.

Item 6. Exhibits.

3.1	Certificate of Incorporation of Emerson Radio Corp. (incorporated by reference to Exhibit (3) (a) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994) (filed in paper format).

3.1.1	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit (3) (b) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994) (filed in paper format).

3.1.2	Amendment dated February 14, 1996 to the Certificate of Incorporation of Emerson Radio Corp. (incorporated by reference to Exhibit (3) (a) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

3.2	By-Laws of Emerson Radio Corp. (incorporated by reference to Exhibit 3.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

3.2.1	Amendment, dated September 7, 2011, to the By-Laws of Emerson Radio Corp. (incorporated by reference to Exhibit 3.2 of Emerson’s Current Report on Form 8-K filed on September 7, 2011).*

3.2.2	Amendment, dated June 22, 2020, to the By-Laws of Emerson Radio Corp. (incorporated by reference to Exhibit 3.1 of Emerson’s Current Report on Form 8-K filed on June 24, 2020).*

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	filed herewith
**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON RADIO CORP.
(Registrant)

/s/ Christopher W. Ho
Date: November 14, 2025	Christopher W. Ho
Chief Executive Officer (Principal Executive Officer)

/s/ Richard Li
Date: November 14, 2025	Richard Li
Chief Financial Officer (Principal Financial and Accounting Officer)