Form 10-Q
period 2025-12-31
EMERSON RADIO CORP
filed 2026-02-17
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

Indicate the number of shares outstanding of common stock as of February 17, 2026: 21,042,652.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024

Net revenues:
Net product sales	$1,804	$3,892	$4,520	$8,691
Licensing revenue	87	111	261	248
Net revenues	1,891	4,003	4,781	8,939
Costs and expenses:
Cost of sales	1,685	3,512	4,565	7,982
Selling, general and administrative expenses	1,032	1,224	3,547	4,029
Total cost of sales and SG&A	2,717	4,736	8,112	12,011
Operating loss	(826)	(733)	(3,331)	(3,072)
Other income:
Interest income, net	132	206	454	705
(Loss) before income taxes	(694)	(527)	(2,877)	(2,367)
Provision for income tax expense	—	—	—	3
Net (loss)	$(694)	$(527)	$(2,877)	$(2,370)

Basic (loss) per share	$(0.03)	$(0.03)	$(0.14)	$(0.11)
Diluted (loss) per share	$(0.03)	$(0.03)	$(0.14)	$(0.11)
Weighted average shares outstanding
Basic	21,042,652	21,042,652	21,042,652	21,042,652
Diluted	21,042,652	21,042,652	21,042,652	21,042,652

The accompanying notes are an integral part of the condensed consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	December 31, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,193	$1,186
Short term investments	9,080	14,868
Accounts receivable, net	1,456	1,499
Licensing receivable	42	42
Inventory	4,414	4,909
Prepaid purchases	152	43
Prepaid expenses and other current assets	245	247
Total Current Assets	19,582	22,794
Non-Current Assets:
Property and equipment, net	149	211
Right-of-use asset-operating leases	338	443
Right-of-use asset-finance leases	5	6
Other assets	76	76
Total Non-Current Assets	568	736
Total Assets	$20,150	$23,530
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	1,168	808
Due to affiliate	1	1
Short-term operating lease liability	158	136
Short-term finance lease liability	1	1
Income tax payable, current portion	—	668
Deferred revenue	—	96
Total Current Liabilities	1,328	1,710
Non-Current Liabilities:
Long-term operating lease liability	201	321
Long-term finance lease liability	4	5
Total Non-Current Liabilities	205	326
Total Liabilities	$1,533	$2,036
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at December 31, 2025 and March 31, 2025, respectively; 21,042,652 shares outstanding at December 31, 2025 and March 31, 2025, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(31,813)	(28,936)
Treasury stock, at cost (31,923,145 shares at December 31, 2025 and March 31, 2025, respectively)	(33,201)	(33,201)
Total Shareholders’ Equity	18,617	21,494
Total Liabilities and Shareholders’ Equity	$20,150	$23,530

The accompanying notes are an integral part of the condensed consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2025	2024
	(In thousands)
Cash Flows from Operating Activities:
Net (loss)	$(2,877)	$(2,370)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Non-cash lease expense	106	119
Depreciation and amortization	62	58
Changes in assets and liabilities:
Accounts receivable	43	(2,169)
Licensing receivable	—	8
Inventory	495	1,796
Prepaid purchases	(109)	(32)
Prepaid expenses and other current assets	2	(7)
Other assets	—	7
Accounts payable and other current liabilities	360	47
Right of use assets-operating	—	(313)
Right of use assets-finance	—	(6)
Short term lease liabilities	22	39
Long term lease liabilities	(120)	162
Income taxes payable	(668)	(531)
Deferred revenue	(96)	(64)
Net cash (used in) operating activities	(2,780)	(3,256)
Cash Flows From Investing Activities:
Proceeds from sale of short-term investments	14,868	521
Purchases of short-term investments	(9,080)	(16,277)
Additions to property and equipment	—	(195)
Net cash provided by (used in) investing activities	5,788	(15,951)
Cash Flows from Financing Activities:
Short term finance liability	—	1
Long term finance liability	(1)	5
Net cash (used in) provided by financing activities	(1)	6
Net increase (decrease) in cash and cash equivalents	3,007	(19,201)
Cash and cash equivalents at beginning of the period	1,186	19,890
Cash and cash equivalents at end of the period	$4,193	$689
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$313
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$6
Supplemental disclosures:
Cash paid for:
Interest	$12	$6
Income taxes	$676	$535

The accompanying notes are an integral part of the condensed consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Additional			Total
	Number	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	of Shares	Value	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2025	3,677	$3,310	52,965,797	$529	$79,792	$(28,936)	$(33,201)	$21,494
Net loss	—	—	—	—	—	(1,140)	—	(1,140)
Balance — June 30, 2025	3,677	$3,310	52,965,797	$529	$79,792	$(30,076)	$(33,201)	$20,354
Net loss	—	—	—	—	—	(1,043)	—	(1,043)
Balance — September 30, 2025	3,677	$3,310	52,965,797	$529	$79,792	$(31,119)	$(33,201)	$19,311
Net loss	—	—	—	—	—	(694)	—	(694)
Balance — December 31, 2025	3,677	$3,310	52,965,797	$529	$79,792	$(31,813)	$(33,201)	$18,617

	Preferred Stock		Common Stock		Additional			Total
	Number	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	of Shares	Value	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2024	3,677	$3,310	52,965,797	$529	$79,792	$(24,205)	$(33,201)	$26,225
Net loss	—	—	—	—	—	(962)	—	(962)
Balance — June 30, 2024	3,677	$3,310	52,965,797	$529	$79,792	$(25,167)	$(33,201)	$25,263
Net loss	—	—	—	—	—	(881)	—	(881)
Balance — September 30, 2024	3,677	$3,310	52,965,797	$529	$79,792	$(26,048)	$(33,201)	$24,382
Net loss	—	—	—	—	—	(527)	—	(527)
Balance — December 31, 2024	3,677	$3,310	52,965,797	$529	$79,792	$(26,575)	$(33,201)	$23,855

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

The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s condensed consolidated financial position as of  December 31, 2025 and the results of operations for the three and nine month periods ended December 31, 2025 and December 31, 2024. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the unaudited condensed consolidated financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and accordingly do not include all of the disclosures normally made in the Company’s annual condensed consolidated financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto for the fiscal year ended  March 31, 2025 (“fiscal 2025”), included in the Company’s Annual Report on Form 10-K for fiscal 2025.

The results of operations for the three and nine month periods ended December 31, 2025 are not necessarily indicative of the results of operations that may be expected for any other condensed interim period or for the full year ending March 31, 2026.

Recently Adopted Accounting Pronouncements

Accounting Standards Update 2025-05 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, which provides (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The practical expedient allows an entity to assume that, when estimating expected credit losses, current conditions as of the balance sheet date remain unchanged for the remaining life of the asset. The accounting policy election permits nonpublic entities that elect the practical expedient to also consider collection activity occurring after the balance sheet date when estimating expected credit losses. The standard is effective for fiscal years beginning after December 15, 2025, and for interim periods within those annual reporting periods. Early adoption is permitted. The Company has adopted ASU 2025-05 for the three and nine month periods ended December 31, 2025. The adoption did not have a material impact on its financial condition, results of operations or cash flows.

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

Licensing: In addition to the distribution of products, the Company grants licenses for the right to access the Company’s intellectual property, specifically the Company’s trademarks, for a stated term for the manufacture and/or sale of consumer electronics and other products under agreements which require payment of either (i) a non-refundable minimum guaranteed royalty or, (ii) the greater of (a) the actual royalties due (based on a contractual calculation, normally comprised of actual product sales by the licensee multiplied by a stated royalty rate, or “Sales Royalties”) or (b) a minimum guaranteed royalty amount. In the case of the foregoing clause (i), such amounts are recognized as revenue on a straight-line basis over the term of the license agreement. In the case of the foregoing clause (ii), Sales Royalties in excess of guaranteed minimums are accounted for as variable fees and are not recognized as revenue until the Company has ascertained that the licensee’s sales of products have exceeded the guaranteed minimum. In effect, the Company recognizes the greater of Sales Royalties earned to date or the straight-line amount of minimum guaranteed royalties to date. In the case where a royalty is paid to the Company in advance, the royalty payment is initially recorded as a liability and recognized as revenue as the royalties are deemed to be earned according to the principles outlined above. As of December 31, 2025, the Company recorded deferred revenue of nil as compared to approximately $96,000 as of March 31, 2025 on its condensed consolidated balance sheets. As of December 31, 2024, the Company recorded deferred revenue of approximately $128,000 as compared to approximately $191,000 as of March 31, 2024 on its condensed consolidated balance sheets. All of the deferred revenue for the periods presented are related to licensing revenue.

Disaggregation of Revenue

	Three Months Ended December 31,		Nine Months Ended December 31,
Disaggregation of revenue (in 000's)	2025	2024	2025	2024

Net revenues by type:
Net product sales	$1,804	$3,892	$4,520	$8,691
Licensing revenue	87	111	261	248
Total:	1,891	4,003	4,781	8,939

Net revenues by customers: (over 10%)
Amazon.com	$1,023	$1,714	$1,903	$3,406
Bi-Mart	285	—	—	—
Walmart	—	1,013	—	2,945
Big Lots	—	957	—	957
Fred Meyer	—	—	537	—
Total:	$1,308	$3,684	$2,440	$7,308

Accounts Receivable, net

The Company extends credit based upon evaluations of a customer’s financial condition and provides for any anticipated credit losses in the Company’s financial statements based upon management’s estimates and ongoing reviews of recorded allowances. Credit is extended for periods between 30 and 150 days, on a net basis. If the financial condition of a customer deteriorates, resulting in an impairment of that customer’s ability to make payments, additional reserves may be required. Conversely, reserves are reduced to reflect credit and collection improvements. Receivables are written off once they are considered uncollectible. The accounts receivable balance on a net basis was approximately $1,456,000 as of  December 31, 2025 as compared to approximately $1,499,000 as of  March 31, 2025 and approximately $1,343,000 as of March 31, 2024. As of December 31, 2025, Amazon.com ("Amazon") accounted for approximately 69% and Bi-Mart ("Bi-Mart") accounted for approximately 12% of the Company’s total trade accounts receivable, net of specific reserves. As of March 31, 2025, Amazon accounted for approximately 59% and Variety Wholesalers Inc. ("Variety") accounted for approximately 19% of the Company’s total trade accounts receivable, net of specific reserves. No other customer accounted for more than 10% of the Company’s total trade accounts receivable, net of specific reserves, as of  December 31, 2025 or March 31, 2025.

Accounts receivable roll-forward:

	As of December 31,	As of March 31,	As of March 31,
	2025	2025	2024
Trade receivables	$2,410	$2,606	$1,368
Allowance for credit losses	(954)	(1,107)	(25)
Accounts receivable, net	$1,456	$1,499	$1,343

Accounts receivables deemed uncollectible are charged against the allowance for credit losses when identified:

	As of December 31,
	2025	2024
Opening balance	$(1,107)	$(37)
Reserve adjustment	153	(5)
Allowance for credit losses	$(954)	$(42)

NOTE 2 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts). Weighted average shares includes the impact of shares held in treasury.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024

Numerator:
Net (loss)	$(694)	$(527)	$(2,877)	$(2,370)
Denominator:
Denominator for basic and diluted loss per share — weighted average shares	21,042,652	21,042,652	21,042,652	21,042,652
Net (loss) per share:
Basic and diluted (loss) per share	$(0.03)	$(0.03)	$(0.14)	$(0.11)

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at December 31, 2025 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At December 31, 2025, the Company had no options, warrants or other potentially dilutive securities outstanding.

NOTE 4 — INVENTORY

Inventories, which consist primarily of finished goods, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. As of December 31, 2025 and March 31, 2025, inventories consisted of the following (in thousands):

	December 31, 2025	March 31, 2025
Finished goods	$4,414	$4,909

NOTE 5 — INCOME TAXES

As of  December 31, 2025, the Company had approximately $22.2 million of U.S. federal net operating loss (“NOL”) carry forwards. These losses do not expire but are limited to utilization of 80% of taxable income in any one year. At December 31, 2025, the Company had approximately $23.9 million of U.S. state NOL carry forwards. The tax benefits related to these state NOL carry forwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

The Company analyzed the future reasonability of recognizing its deferred tax assets at December 31, 2025. As a result, the Company concluded that a 100% valuation allowance of approximately $6,927,000 would be recorded against the assets.

The income of foreign subsidiaries before taxes was approximately $141,000 for the three month period ended December 31, 2025 as compared to income of foreign subsidiaries before taxes of approximately $218,000 for the three month period ended December 31, 2024. The income of foreign subsidiaries before taxes was approximately $485,000 for the nine month period ended  December 31, 2025 as compared to income of foreign subsidiaries before taxes of approximately $738,000 for the nine month period ended  December 31, 2024.

The Company generated a net operating loss and recorded income tax expense of nil during the three and nine month periods ended December 31, 2025. During the three and nine month periods ended December 31, 2024, the Company generated a net operating loss and recorded income tax expense of nil and approximately $3,000, respectively, primarily resulting from state income taxes. The Company after adoption of ASU 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” during fiscal 2022, incurred non-income based state taxes of approximately $9,000 for both of the nine month periods ended December 31, 2025 and December 31, 2024, which are now reported within selling, general and administrative expenses.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of December 31, 2025, the Company’s open tax years for examination for U.S. federal tax are 2017-2025, and for U.S. states’ tax are 2015-2025. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

As of December 31, 2025, the Company is asserting under ASC 740-30 that all of the unremitted earnings of its foreign subsidiaries are indefinitely invested. The Company evaluates this assertion each period based on a number of factors, including the operating plans, budgets, and forecasts for both the Company and its foreign subsidiaries; the long-term and short-term financial requirements in the U.S. and in each foreign jurisdiction; and the tax consequences of any decision to repatriate earnings of foreign subsidiaries to the U.S.

As of December 31, 2025 and March 31, 2025, the Company had a federal tax liability of nil and approximately $668,000, respectively, related to the repatriation of the Company’s undistributed earnings of its foreign subsidiaries as required by the Tax Cuts and Jobs Act of 2017. As of December 31, 2025 and March 31, 2025, the Company’s short term portion was nil and approximately $668,000, respectively. As of each of December 31, 2025 and March 31, 2025, the Company's long term portion was nil.

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

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Nimble, collectively have, based on a Schedule 13D/A filed with the SEC on February 15, 2019, the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of December 31, 2025. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

Related Party Transactions

Charges of rental and utility fees on office space in Hong Kong

During the three and nine month periods ended December 31, 2025, the Company was billed approximately $33,000 and $98,000, respectively, for rental and utility fees from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board of Directors ("Chairman"). As of December 31, 2025 the Company owed approximately $1,000 to VACL related to these charges. During the three and nine month periods ended December 31, 2024, the Company was billed approximately $26,000 and $101,000, respectively, for rental and utility fees from VACL, which is a company related to the Company's Chairman. As of December 31, 2024 the Company owed approximately $1,000 to VACL related to these charges.

Charges for promotional items

During each of the three and nine month periods ended December 31, 2025, the Company purchased nil of promotional items from The Whisky Capital Pte Ltd ("TWCPL"), which is a company related to the Company's Chairman. During the three and nine month periods ended December 31, 2024, the Company purchased nil and approximately $30,000, respectively, of promotional items from TWCPL. As of  December 31, 2024, the Company owed nil to TWCPL.

NOTE 7 — SHORT TERM DEPOSITS AND INVESTMENTS

As of December 31, 2025 and March 31, 2025, the Company held approximately $3.8 million and approximately $0.9 million, respectively, in short term deposits. These short term deposits had maturity dates of 90 days or less and are classified as cash equivalents.

As of December 31, 2025 and March 31, 2025, the Company also held approximately $9.1 million and approximately $14.9 million, respectively, in short term investments which had maturity dates greater than 90 days and are classified as short term investments.

Under ASC Topic 820 Fair Value Measurement, the carrying amounts of the Company’s financial instruments, such as cash, short term deposits and short term investments approximate fair values due to the short-term nature of these instruments and are classified under the fair value hierarchy of Level 1.

NOTE 8 — CONCENTRATION RISK

Customer Concentration

For the three month period ended December 31, 2025, the Company’s two largest customers accounted for approximately 69% of the Company’s net revenues, of which Amazon accounted for approximately 54% and Bi-Mart accounted for approximately 15%. No other customer accounted for greater than 10% of the Company's net revenues during the period.

For the nine months ended December 31, 2025, the Company’s two largest customers accounted for approximately 50% of the Company’s net revenues, of which Amazon accounted for approximately 39% and Fred Meyer accounted for approximately 11%. No other customer accounted for greater than 10% of the Company's net revenues during the period.

For the three month period ended December 31, 2024, the Company’s three largest customers accounted for approximately 92% of the Company’s net revenues, of which Amazon accounted for approximately 43%, Walmart Inc. ("Walmart") accounted for approximately 25% and Big Lots Stores, Inc. ("Big Lots") accounted for approximately 24%. No other customer accounted for greater than 10% of the Company's net revenues during the period.

For the nine months ended December 31, 2024, the Company’s three largest customers accounted for approximately 82% of the Company’s net revenues, of which Amazon accounted for approximately 38%, Walmart accounted for approximately 33% and Big Lots accounted for approximately 11%. No other customer accounted for greater than 10% of the Company's net revenues during the period.

A significant decline in net sales to any of the Company’s key customers would have a material adverse effect on the Company’s business, financial condition and results of operation.

Product Concentration

For the three and nine month periods ended December 31, 2025, the Company’s gross product sales included microwave ovens, which generated approximately 59% and 69%, respectively, of the Company’s gross product sales and audio products, which generated approximately 37% and 25%, respectively, of the Company’s gross product sales. No other products accounted for greater than 10% of the Company's gross product sales during the respective periods.

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

Concentrations of Credit Risk

As of December 31, 2025, the Company’s top two customers accounted for approximately 69% and 12%, respectively, of the Company's total trade accounts receivable, net of specific reserves. No other customers accounted for greater than 10% of the Company's total trade accounts receivable, net of specific reserves, as of such date. As of March 31, 2025, the Company's top two customer's accounted for approximately 59% and 19%, respectively, of the Company's total trade accounts receivable, net of specific reserves. No other customers accounted for greater than 10% of the Company's total trade accounts receivable, net of specific reserves, as of such date. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. The allowance for credit losses on the Company's total trade accounts receivable balances was approximately $954,000 as of  December 31, 2025 and approximately $1,107,000 as of  March 31, 2025. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the Company’s business, financial condition and results of operations.

The Company maintains its cash accounts with major U.S. and foreign financial institutions. The Company’s cash balances on deposit in the U.S. as of December 31, 2025 and March 31, 2025 were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per qualifying bank account in accordance with FDIC rules. The Company’s cash, cash equivalents and restricted cash balances in excess of these FDIC-insured limits were approximately $3.9 million and approximately $0.9 million at December 31, 2025 and March 31, 2025, respectively. The Company also has short term deposits in foreign financial institutions which are not FDIC insured of approximately $9.1 million and approximately $14.9 million as of December 31, 2025 and March 31, 2025, respectively.

Supplier Concentration

During the three month period ended December 31, 2025, the Company procured 100% of its products for resale from its four largest factory suppliers, of which approximately 34% was supplied by its largest supplier and approximately 25%, 23% and 18%, respectively, was supplied by the other three suppliers. During the three month period ended December 31, 2024, the Company procured approximately 94% of its products for resale from its four largest factory suppliers, of which approximately 46% was supplied by its largest supplier and approximately 22%, 15% and 11%, respectively, was supplied by the other three suppliers. No other suppliers accounted for greater than 10% for either the three month period ended December 31, 2025 or  December 31, 2024.

During the nine month period ended December 31, 2025, the Company procured approximately 88% of its products for resale from its three largest factory suppliers, of which approximately 35% was supplied by its largest supplier and approximately 28%, and 25%, respectively, was supplied by the other two suppliers. During the nine month period ended December 31, 2024, the Company procured 94% of its products for resale from its five largest factory suppliers, of which approximately 41% was supplied by its largest supplier and approximately 19%, 12%, 11% and 11%, respectively, was supplied by the other four suppliers. No other suppliers accounted for greater than 10% for either the nine month period ended December 31, 2025 or  December 31, 2024.

NOTE 9 — LEASES

The Company leases office space in the U.S. and in Hong Kong as well as a copier in the U.S. These leases have remaining non-cancellable lease terms of twenty to forty-two months. The Company has elected not to separate lease and non-lease components for all leased assets. The Company did not identify any events or conditions during the quarter ended December 31, 2025 to indicate that a reassessment or re-measurement of the Company’s existing leases was required.

As of December 31, 2025, the Company’s current operating lease liabilities and finance lease liabilities were $158,000 and $1,000, respectively and its non-current operating lease liabilities and finance lease liabilities were $201,000 and $4,000, respectively. The Company’s operating and finance lease right-of-use asset balances are presented in non-current assets. The net balance of the Company’s operating and finance lease right-of-use assets as of December 31, 2025 was $338,000 and $5,000, respectively.

As disclosed in "Note 6 - Related Party Transactions", the Company's Hong Kong office space is being leased from VACL, which is a company related to the Company's Chairman. As of  December 31, 2025, the current operating liability of this lease is approximately $108,000 and its non-current liability is $78,000. Its right-of-use asset value is approximately $186,000, as of  December 31, 2025.

The components of lease costs, which were included in operating expenses in the Company’s unaudited condensed consolidated statements of operations, were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Lease cost
Operating lease cost	$45	$45	$139	$145

The supplemental cash flow information related to leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	46	46	129	141

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—	—	313
Finance leases	—	—	—	6

Information relating to the lease term and discount rate are as follows:

Weighted average remaining lease term (in months)	As of December 31, 2025	As of December 31, 2024
Operating leases	27.4	38.4
Finance leases	41.2	53.2

Weighted average discount rate
Operating leases	10.38%	10.39%
Finance leases	10.50%	10.50%

As of  December 31, 2025 the maturities of lease liabilities were as follows:

(in thousands)	Operating Leases	Finance Leases

2026	$47	$1
2027	187	2
2028	118	2
2029	51	1
2030	—	—
Thereafter	—	—
Total lease payments	$403	$6
Less: Imputed interest	(44)	(1)
Total	$359	$5

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

Results of Operations

The following table summarizes certain financial information for the three and nine month periods ended December 31, 2025 and December 31, 2024 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net product sales	$1,804	$3,892	$4,520	$8,691
Licensing revenue	87	111	261	248
Net revenues	1,891	4,003	4,781	8,939
Cost of sales	1,685	3,512	4,565	7,982
Selling, general and administrative expenses	1,032	1,224	3,547	4,029
Operating loss	(826)	(733)	(3,331)	(3,072)
Interest income, net	132	206	454	705
(Loss) before income taxes	(694)	(527)	(2,877)	(2,367)
Provision for income taxes	—	—	—	3
Net (loss)	$(694)	$(527)	$(2,877)	$(2,370)

Net product sales — Net product sales for the three month period ended December 31, 2025 were approximately $1.8 million as compared to approximately $3.9 million for the three month period ended December 31, 2024, a decrease of approximately $2.1 million, or 53.6%. The Company’s net product sales during the three month period ended December 31, 2025 were highly concentrated among its three largest customers – Amazon, Bi-Mart and Walmart – comprising in the aggregate approximately 82% of the Company’s total net product sales during the period. The Company’s net product sales during the three month period ended December 31, 2024, were highly concentrated among its three largest customers – Amazon, Walmart and Big Lots – comprising in the aggregate approximately 95% of the Company’s total net product sales during the period.

Net product sales for the nine month period ended December 31, 2025 were approximately $4.5 million as compared to approximately $8.7 million for the nine month period ended December 31, 2024, a decrease of approximately $4.2 million, or 48.0%. The Company’s sales during the nine month period ended December 31, 2025 were highly concentrated among its three largest customers – Amazon, Fred Meyer and Variety – comprising in the aggregate approximately 64% of the Company’s total net product sales during the period. The Company’s sales during the nine month period ended December 31, 2024, were highly concentrated among its three largest customers – Amazon, Walmart and Big Lots – comprising in the aggregate approximately 84% of the Company’s total net product sales during the period.

Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $1,000 and approximately $11,000 for the three month periods ended December 31, 2025 and December 31, 2024, respectively, and by nil and approximately $32,000 for the nine month periods ended December 31, 2025 and December 31, 2024, respectively. The major elements which contributed to the overall decrease in net product sales were as follows:

i)    Houseware products:      Net sales of houseware products decreased approximately $1.0 million, or 46.9%, to approximately $1.1 million for the three month period ended December 31, 2025 as compared to approximately $2.1 million for the three month period ended December 31, 2024, driven by decreased net sales of microwave ovens. Certain of the Company's key customers refuse to accept price increases from recently imposed tariffs, which negatively impacted net sales during the quarter ended December 31, 2025. Net sales of houseware products decreased $ 1.1 million, or 24.3%, to approximately $3.3 million for the nine month period ended December 31, 2025 as compared to approximately $4.4 million for the nine month period ended December 31, 2024, driven by decreased net sales of microwave ovens and compact refrigerators.

ii)   Audio products:              Net sales of audio products decreased approximately $1.1 million, or 61.7%, to approximately $0.7 million for the three month period ended December 31, 2025 as compared to approximately $1.8 million for the three month period ended December 31, 2024, primarily due to a discontinued clock radio at Walmart. Net sales of audio products decreased approximately $3.1 million, or 72.6%, to approximately $1.1 million for the nine month period ended December 31, 2025 as compared to approximately $4.2 million for the nine month period ended December 31, 2024, primarily due to a discontinued clock radio at Walmart.

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

Emerson’s success is dependent on its ability to anticipate and respond to changing consumer demands and trends in a timely manner, as well as expanding into new markets and sourcing new products that are profitable to the Company. Geo-political factors may also affect the Company’s operations and demand for the Company’s products, which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The Company expects that U.S. tariffs on categories of products that the Company imports from China, and China’s retaliatory tariffs on certain goods imported from the United States, as well as modifications to international trade policy, will continue to affect its product costs going forward. Although the Company is monitoring the trade and political environment and working to mitigate the effects of tariffs with its suppliers as well as its customers through pricing and sourcing strategies, the Company cannot be certain how its customers and competitors will react to the actions taken. If the Company's mitigation efforts are unsuccessful, the impact of tariffs will result in significantly increased annualized costs to the Company as all of the Company’s products are currently manufactured by suppliers in China. In addition, heightened tensions between the United States and China over Hong Kong and any resulting retaliatory policies may affect our operations in Hong Kong. At this time the Company is unable to quantify possible effects on its costs arising from the new tariffs, which are expected to increase the Company’s inventory costs and associated costs of sales as tariffs are incurred, and some costs may be passed through to the Company’s customers as product price increases in the future. However, if the Company is unable to successfully pass through the additional costs or otherwise mitigate the effects of these tariffs, or if the higher prices reduce demand for the Company’s products, it will have a negative effect on the Company’s product sales and gross margins.

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

Licensing revenue — Licensing revenue for the three month period ended December 31, 2025 was approximately $87,000 as compared to approximately $111,000 for the three month period ended December 31, 2024, a decrease of approximately $24,000, or 21.6%. The decrease can be attributed to one of the Company's licensees exceeding its annual guaranteed minimum royalties for the three month period ended December 31, 2024 which did not repeat for the three month period ended December 31, 2025.

Licensing revenue for the nine month period ended December 31, 2025 was approximately $261,000 as compared to approximately $248,000 for the nine month period ended December 31, 2024, an increase of approximately $13,000, or 5.2%. The increase for the nine month period ended December 31, 2025 was the result of increases of annual guaranteed minimum royalties of the Company's licensees.

Net revenues — Net revenues were approximately $1.9 million for the three month period ended December 31, 2025 as compared to approximately $4.0 million for the three month period ended December 31, 2024, a decrease of approximately $2.1 million, or 53.6%. The decrease in net revenues can be attributed primarily to the discontinuation of a clock radio at Walmart.

Net revenues were approximately $4.8 million for the nine month period ended December 31, 2025 as compared to approximately $8.9 million for the nine month period ended December 31, 2024, a decrease of approximately $4.1 million, or 46.5%. The decrease in net revenues can be attributed primarily to the discontinuation of a clock radio at Walmart.

Cost of sales — Cost of sales decreased approximately $1.8 million, or 52.0%, to approximately $1.7 million for the three month period ended December 31, 2025 as compared to approximately $3.5 million for the three month period ended December 31, 2024. The decrease in absolute terms for the three month period ended December 31, 2025 as compared to the three month period ended December 31, 2024 was primarily related to the discontinuation of a clock radio at Walmart and the negative impact of tariffs on the Company's microwave product line.

Cost of sales decreased approximately $3.4 million, or 42.8%, to approximately $4.6 million for the nine month period ended December 31, 2025 as compared to approximately $8.0 million for the nine month period ended December 31, 2024. The decrease in absolute terms for the nine month period ended December 31, 2025 as compared to the nine month period ended December 31, 2024 was primarily related to the discontinuation of a clock radio at Walmart and the negative impact of tariffs on the Company's microwave product line.

Selling, general and administrative expenses (“S,G&A”) — S,G&A was approximately $1.0 million for the three month period ended December 31, 2025 as compared to $1.2 million for the three month period ended December 31, 2024, a decrease of approximately $0.2 million or 15.7%. S,G&A, as a percentage of net revenues, was approximately 54.6% for the three month period ended December 31, 2025 as compared to approximately 30.6% for the three month period ended December 31, 2024. The decrease in S,G&A for the three month period ended December 31, 2025 as compared to the three month period ended December 31, 2024 was primarily driven by a decrease in compensation costs of approximately $168,000 and an increase in bad debt recoveries of approximately $164,000, partially offset by an increase in legal fees of approximately $160,000. Compensation costs for the three month period ended December 31, 2025 were approximately $568,000 as compared to approximately $736,000 for the three month period ended December 31, 2024. Bad debt recoveries for the three month period ended December 31, 2025 were approximately $164,000 as compared to nil for the three month period ended December 31, 2024. Legal fees for the three month period ended December 31, 2025 were approximately $123,000 as compared to approximately $37,000 of legal fee recoveries for the three month period ended December 31, 2024.

 S,G&A was approximately $3.5 million for the nine month period ended December 31, 2025 as compared to approximately $4.0 million for the nine month period ended December 31, 2024, a decrease of approximately $0.5 million or 11.9%. S,G&A, as a percentage of net revenues, was approximately 74.2% for the nine month period ended December 31, 2025 as compared to approximately 45.1% for the nine month period ended December 31, 2024. The decrease in S,G&A for the nine month period ended December 31, 2025 as compared to the nine month period ended December 31, 2024 was primarily driven by a decrease in compensation costs of approximately $271,000, an increase in bad debt recoveries of approximately $164,000 and a decrease in travel and entertainment costs of approximately $42,000. Compensation costs for the nine month period ended December 31, 2025 were approximately $1,983,000 as compared to approximately $2,254,000 for the nine month period ended December 31, 2024. Bad debt recoveries for the nine month period ended December 31, 2025 were approximately $164,000 as compared to nil for the nine month period ended December 31, 2024. Travel and entertainment costs for the nine month period ended December 31, 2025 were approximately $40,000 as compared to approximately $82,000 for the nine month period ended December 31, 2024.

Interest income, net — Interest income, net, was approximately $132,000 for the three month period ended December 31, 2025 as compared to approximately $206,000 for the three month period ended December 31, 2024, a decrease of approximately $74,000. The decrease was primarily due to lower levels of cash invested on the Company’s short term investments.

Interest income, net, was approximately $454,000 for the nine month period ended December 31, 2025 as compared to approximately $705,000 for the nine month period ended December 31, 2024, a decrease of approximately $251,000. The decrease was primarily due to lower levels of cash invested on the Company’s short term investments.

Provision for income taxes — For both three month periods ended December 31, 2025 and December 31, 2024, the Company recorded income tax expense of nil. For the nine month period ended December 31, 2025, the Company recorded income tax expense of nil as compared to approximately $3,000 for the nine month period ended December 31, 2024. The Company under the adoption of ASU 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” incurred non-income based state taxes of approximately $9,000 for each of the nine month periods ended December 31, 2025 and December 31, 2024, which are now reported as S,G&A. See “Note 5 – Income Taxes”.

Although the Company generated a net loss during the three and nine months ended December 31, 2025, it is unable to realize an income tax benefit until the Company can demonstrate the ability to generate net income on a sustained basis. Therefore, the Company is obligated to record a 100% valuation allowance against the deferred tax assets.

Net loss — As a result of the foregoing factors, the Company realized a net loss of approximately $694,000 for the three month period ended December 31, 2025 as compared to a net loss of approximately $527,000 for the three month period ended December 31, 2024.

As a result of the foregoing factors, the Company realized a net loss of approximately $2,877,000 for the nine month period ended December 31, 2025 as compared to a net loss of approximately $2,370,000 for the nine month period ended December 31, 2024.

Liquidity and Capital Resources

As of December 31, 2025, the Company had cash and cash equivalents of approximately $4.2 million as compared to approximately $1.2 million at March 31, 2025. Cash and cash equivalents includes short term investments in deposits which were classified as cash equivalents of approximately $3.8 million as of December 31, 2025 compared to approximately $0.9 million of such deposits as of March 31, 2025. Working capital decreased to approximately $18.3 million at December 31, 2025 as compared to approximately $21.1 million at March 31, 2025. The increase in cash and cash equivalents of approximately $3.0 million was due to the decrease in short term investments of approximately $5.8 million, the decrease in inventory of approximately $0.5 million and the increase in accounts payable and other current liabilities of approximately $0.3 million, partially offset by the net loss generated during the period of approximately $2.9 million and the decrease in income tax payable of approximately $0.7 million.

Cash Flows

Net cash used by operating activities was approximately $2.8 million for the nine month period ended December 31, 2025, resulting from the loss generated during the period of approximately $2.9 million and a decrease in income tax payable of approximately $0.7 million, partially offset by a decrease in inventory of approximately $0.5 million and an increase in accounts payable and other current liabilities of approximately $0.3 million.

Net cash provided by investing activities was approximately $5.8 million for the nine month period ended December 31, 2025 due to redemptions of short-term investments.

Net cash used by financing activities was approximately $1,000 for the nine month period ended December 31, 2025.

Sources and Uses of Funds

The Company’s principal existing sources of cash are generated from operations and its existing short-term deposits and investments. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2025, the Company did not have any off-balance sheet arrangements as defined under the rules of the SEC.

Recently Adopted Accounting Pronouncements

Accounting Standards Update 2025-05 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, which provides (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The practical expedient allows an entity to assume that, when estimating expected credit losses, current conditions as of the balance sheet date remain unchanged for the remaining life of the asset. The accounting policy election permits nonpublic entities that elect the practical expedient to also consider collection activity occurring after the balance sheet date when estimating expected credit losses. The standard is effective for fiscal years beginning after December 15, 2025, and for interim periods within those annual reporting periods. Early adoption is permitted. The Company has adopted ASU 2025-05 for the three and nine month periods ended December 31, 2025. The adoption did not have a material impact on its financial condition, results of operations or cash flows.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2025, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

(a) None

(b) None

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

(a) None

(b) None

(c) Trading arrangements

During the three months ended December 31, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as defined in Regulation S-K Item 408 for the purchase or sale of our securities.

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

EMERSON RADIO CORP.
(Registrant)

/s/ Christopher W. Ho
Date: February 17, 2026	Christopher W. Ho
Chief Executive Officer (Principal Executive Officer)

/s/ Richard Li
Date: February 17, 2026	Richard Li
Chief Financial Officer (Principal Financial and Accounting Officer)