Form 10-K
period 2026-03-31
EMERSON RADIO CORP
filed 2026-06-26
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended March 31, 2026

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

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 30, 2025 (computed by reference to the last reported sale price of the Common Stock on the NYSE American on such date): $2,551,722.

Number of Common Shares outstanding at June 26, 2026: 21,042,652

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Auditor Firm Id: 606 Auditor Name: Grassi & Co., CPAs, P.C. Auditor Location: Jericho, NY, USA

PART I

Forward-Looking Information

This report contains forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company’s control, and which may cause its actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through the use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

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

General

The Company, directly and through its subsidiaries, designs, sources, imports, markets, sells and licenses to certain licensees a variety of houseware and consumer electronic products, both domestically and internationally, under the Emerson® brand name.

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

During the fiscal year ended March 31, 2026 (“fiscal 2026”), Amazon.com Inc. ("Amazon") accounted for approximately 42% and Fred Meyer Inc. ("Fred Meyer") accounted for approximately 13% of the Company’s net revenues. During the fiscal year ended March 31, 2025 (“fiscal 2025”), Amazon accounted for approximately 39% and Walmart Inc. ("Walmart") accounted for approximately 31% of the Company’s net revenues. No other customer accounted for more than 10% of net revenues in either period. As a percentage of the Company’s total trade accounts receivable, net of specific reserves, Amazon and Fred Meyer accounted for approximately 64%, and 20%, respectively, as of March 31, 2026. As a percentage of the Company’s total trade accounts receivable, net of specific reserves, Amazon, and Variety Wholesalers, Inc. ("Variety Wholesalers") accounted for approximately 59%, and 19%, respectively, as of March 31, 2025. No other customer accounted for more than 10% of the Company’s total trade accounts receivable, net of specific reserves, as of March 31, 2026 or March 31, 2025. Management believes that a loss, or a significant reduction, of sales to any of its key customers would have a material adverse effect on the Company’s business and results of operations.

Approximately 82% and 52% of the Company’s net revenues for fiscal 2026 and fiscal 2025, respectively, were made through third-party sales representative organizations that receive sales commissions and work in conjunction with the Company’s own sales personnel. With the Company’s permission, third-party sales representative organizations may sell competitive products in addition to the Company’s products. In most instances, either party may terminate a sales representative relationship on 30 days prior notice by the Company and 90 days prior notice by the sales representative organization in accordance with customary industry practice. In fiscal 2026, the Company utilized six sales representative organizations, two of these representative organizations were responsible for approximately 68% of the Company's net revenues, including one which represented approximately 43% and another which represented approximately 25% of its net revenues. In fiscal 2025, the Company utilized five sales representative organizations, two of these representative organizations were responsible for approximately 48% of the Company's net revenues, including one which represented approximately 38% and another which represented approximately 10% of its net revenues. No other sales representative organization accounted for more than 10% of the Company’s net revenues in fiscal 2026 or fiscal 2025. The remainder of the Company’s sales are to customers that are serviced by its sales personnel. The loss or reduction of product sales made through third party sales representative organizations could have a material adverse effect on the Company’s business and results of operations. Finding replacement organizations and distributors could be a time-consuming process during which the Company’s revenues could be negatively impacted.

The Company primarily sells product to customers from its United States warehoused inventory, which is referred to as the “Domestic Program”. Under the Domestic Program, title for product typically passes at the time of shipment. The Company’s direct import program (“Direct Import Program”) allows its customers to import and receive product directly from an export port in the country of manufacture outside the United States. Under the Direct Import Program, title for the Company’s product passes to the customer in the country of origin when the product is shipped by the Company’s subsidiary in China. Under both programs, the Company recognizes revenues at the time title passes to the customer as this is when the Company satisfies its performance obligation under the contracts with its customers. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During fiscal 2026 approximately 13% of the Company’s product sales were sold under the Direct Import Program. During fiscal 2025, approximately 11% of the Company’s product sales were sold under the Direct Import Program.

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

Design and Manufacturing

The Company’s products are manufactured by original equipment manufacturers in accordance with the Company’s specifications. During fiscal 2026 and 2025, 100% of the Company’s product purchases consisted of finished goods from foreign manufacturers located in the People’s Republic of China.

The Company’s design team is responsible for product development and works closely with suppliers and determines the cosmetic and other features for new products. Accordingly, the exterior designs and operating features of the products reflect the Company’s judgment, or that of its customers, of current styles and consumer preferences.

The following summarizes the Company’s purchases from its major product suppliers that accounted for more than 10% of the Company’s total product purchases in fiscal 2026 and 2025:

	Fiscal Year
Supplier	2026	2025
Welly (formerly Weili)	49%	37%
Midea	33%	12%
Itoma	14%	37%
Total	96%	86%
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

Employees

As of June 4, 2026, the Company had 21 employees, composed of eight in the United States and 13 in China. None of the Company’s employees are represented by unions, and the Company believes its labor relations are good.

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

A small number of key customers have historically made up a significant percentage of the Company’s product sales and net revenues. For fiscal 2026, Amazon and Fred Meyer accounted for approximately 42% and 13%, respectively, of the Company’s net revenues. For fiscal 2025, Amazon and Walmart accounted for approximately 39% and 31%, respectively, of the Company’s net revenues. No other customer accounted for more than 10% of the Company’s net revenues during either period. Although the Company has long-standing relationships with its major customers, all customer purchases are made through individual purchase orders and the Company does not have any long-term supply contracts with its customers. Accordingly, sales from customers that have accounted for a significant portion of the Company’s net product sales and net revenues in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period, which has happened in the past and could happen in the future. Some of the Company’s key customers may also experience economic difficulties or otherwise default on their obligations to the Company. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, any of the Company’s key customers would cause a material and adverse change in the Company’s revenues and operating results.

The Company is dependent on a limited number of products for its sales.

The Company derives a substantial portion of its product revenues from a limited number of products, and the Company expects these products to continue to account for a large percentage of its product revenues in the near term. For the twelve months ended March 31, 2026, the Company’s gross product sales were comprised principally of two product types within two categories — housewares products and audio products. Microwave ovens, which product type is within the housewares category, generated approximately 69% of the Company’s gross product sales during fiscal 2026. Audio products generated approximately 25% of the Company’s gross product sales during fiscal 2026. For the twelve months ended March 31, 2025, the Company’s gross product sales were comprised principally of the same two product types within the same two categories — housewares products and audio products. During fiscal 2025, microwave ovens generated approximately 51% of the Company’s gross product sales and audio products generated approximately 47% of the Company’s gross product sales. Because the market for these product types and categories is characterized by periodic new product introductions, the Company’s future financial performance will depend, in part, on the successful and timely development and customer acceptance of new and enhanced versions of these product types and other products distributed by the Company. There can be no assurance that the Company will continue to be successful in marketing these product types within these categories or any other new or enhanced products. For example, certain of the Company’s key customers perform periodic line reviews to assess their product offerings, which have in the past and may in the future lead to loss of business and pricing pressures. As a result of this dependence, a significant decline in pricing of, or market acceptance of these product types and categories, either in general or specifically as marketed by the Company, would have a material adverse effect on the Company’s business, financial condition and results of operation.

The loss or reduction of business of one or a combination of its houseware and audio product lines could materially adversely affect the Company’s revenues, financial condition and results of operations.

If the Company’s third party sales representatives fail to adequately promote, market and sell the Company’s products, the Company’s revenues could significantly decrease.

A significant portion of the Company’s product sales are made through third party sales representative organizations, whose members are not employees of the Company. The Company’s level of sales depends on the effectiveness of these organizations, as well as the effectiveness of its own employees. Some of these third party representatives sell, with the Company’s permission, competitive products of third parties as well as the Company’s products. During fiscal 2026 and fiscal 2025, these third party representative organizations were responsible for approximately 82% and 52%, respectively, of the Company’s net revenues. In addition, in fiscal 2026 one of these third party sales representative organizations was responsible for approximately 43% and another was responsible for approximately 25% of the Company’s net revenues. In fiscal 2025 one of these third party sales representative organizations was responsible for approximately 38% and another was responsible for approximately 10% of the Company’s net revenues. No other representative was responsible for greater than 10% of the Company's net revenues in either fiscal 2026 or fiscal 2025. If any of the Company’s third party sales representative organizations engaged by the Company, especially the Company’s largest, fails to adequately promote, market and sell its products, the Company’s revenues could be significantly decreased until a replacement organization or distributor could be retained by the Company, which has happened in the past and could happen in the future. The loss or reduction of product sales made through third party sales representative organizations could have a material adverse effect on the Company’s business and results of operations. Finding replacement organizations and distributors could be a time consuming process during which the Company’s revenues could be negatively impacted.

The concentration of product sales among a limited number of retailers and the trend toward private label brands could materially reduce the Company’s revenues and profitability.

With the concentration of the Company’s product sales among a limited number of retailers, the Company is dependent upon a small number of customers whose bargaining strength is substantial and growing. Brick-and-mortar retailers generally purchase a limited selection of houseware and consumer electronics products. As a result, there is significant competition for retail shelf space. In addition, the Company’s largest customers, including Amazon, Fred Meyer and Walmart, use their own private label brands that compete directly with some of the Company’s products. As the retailers in the houseware and consumer electronics industry become more concentrated, competition for sales to these retailers may increase, which could materially reduce the Company's revenues and profitability. Additionally, as large traditional retail and online customers grow even larger and become more sophisticated, they may continue to demand lower pricing, special packaging, shorter lead times for the delivery of products, smaller more frequent shipments, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. If we do not effectively respond to these demands, these customers could decrease their purchases from us. A reduction in the demand for our products by these customers and the costs of complying with their business demands could have a material adverse effect on our business, operating results and financial condition.

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

The Company does not have any long-term or exclusive purchase commitments with any of its suppliers. In fiscal 2026 and 2025, the Company relied on its four largest suppliers to supply approximately 96% and 95%, respectively, of its purchases of products. The Company’s failure to maintain existing relationships with its suppliers or to establish new relationships on similar pricing and credit terms in the future could negatively affect the Company’s ability to obtain products in a timely manner. If the Company is unable to obtain an ample supply of product from its existing suppliers or secure alternative sources of supply, it may be unable to satisfy its customers’ orders, which could materially and adversely affect the Company’s revenues and relationships with its customers. Finding replacement suppliers could be a time consuming process during which the Company’s revenues and liquidity could be negatively impacted.

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

The Company also continues to experience increased transportation costs due to global supply chain challenges, including the cost of ocean freight from China. Shipping rates and surcharges are volatile and subject to market fluctuations, and the Company could be subject to future increases in transportation costs which would reduce the Company's margins and adversely affect its profitability. Given that the Company’s suppliers are based primarily in China, finding suppliers outside of China could result in additional risks, including additional compliance requirements with foreign laws and taxes, obtaining distribution and administrative support and training new personnel. Any disruption to the Company's supply chain, even for a relatively short period of time, could cause a loss of revenue, which could adversely affect the Company's operating results.

If the Company is unable to deliver products in the required amounts and in a timely fashion, the Company could experience delays or reductions in shipments to its customers, which could materially and adversely affect the Company’s revenues and relationships with its customers.

The Company’s ability to meet customers' demands, process and fulfill orders, and manage inventory depends on the efficient and uninterrupted operation and timely and uninterrupted performance of its suppliers and shipment of its products. The Company can provide no assurances that it will not experience operational difficulties with its suppliers, including reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs, increased lead times or production shutdowns or production slowdowns due to health pandemics or otherwise, which have in the past and could in the future result in increased costs and decreased efficiency. With the Company's manufacturers and suppliers located in China, its production lead times are relatively long. Therefore the Company must commit to production in advance of customers' orders. If the Company is unable to forecast customer or consumer demand accurately, the Company may encounter difficulties in filling customer orders on a timely basis or in liquidating excess inventories. If the Company is unable to obtain products from these factories in the required quantities and quality and in a timely fashion, the Company could experience delays or reductions in product shipments to its customers, which could negatively affect the Company’s ability to meet the requirements of its customers, as well as its relationships with its customers, which in turn could materially and adversely affect the Company’s revenues and operating results.

All the Company’s suppliers are based in China and as a result the Company is subject to risks associated with international operations and global manufacturing and sourcing including, among others:

•	currency fluctuations;

•	labor disputes and union actions that can disrupt the Company’s ability to ship products to customers;

•	potential political, economic and social instability;

•	public health threats, inclement weather and natural disasters;

•	possible acts of terrorism;

•	restrictions on transfers of funds;

•	changes in import and export duties and quotas;

•	changes in domestic and international customs and tariffs;

•	uncertainties involving the costs to transport products;

•	disruptions in the global transportation network, including port and canal backlogs, availability of shipping containers, carrier-imposed capacity restrictions and carrier delays;

•	unexpected changes in regulatory environments;

•	regulatory issues involved in dealing with foreign suppliers and in exporting and importing products;

•	protection of intellectual property;

•	difficulty in complying with a variety of foreign laws;

•	difficulty in obtaining distribution and support; and

•	potentially adverse tax consequences.

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

The Company’s net revenue and operating results may vary significantly from year-to-year and quarter-to-quarter as well as in comparison to the corresponding quarter of the preceding year. Factors that may cause these variations, all of which are beyond our control, include:

•	unanticipated changes in market and economic conditions;

•	periods of uncertain economic conditions, such as inflation, higher interest rates, recessions or economic slowdowns;

•

the discretionary nature of consumers’ demands and spending patterns, including the impacts of energy costs, commodity prices, unemployment rates, higher consumer debt levels, gasoline prices and consumer confidence;

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

•

political instability, war (including Russia's invasion of Ukraine, ongoing conflict in the Middle East and the war in Iran) or other hostilities, acts of terrorism, public health threats (such as pandemics and epidemics), or other disasters.

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

Tariffs and other restrictions placed on the Company’s products imported into the United States from China, and related countermeasures taken by China, have had and could continue to have a material adverse effect on the Company’s business, profitability and results of operations.

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

Since 2018, the United States imposed a series of tariffs on certain goods imported from China, including categories of products the Company imports from China. In turn, China has responded to U.S. tariffs with its own tariffs, export controls and market restrictions. In May and October 2025, following a series of tariffs imposed by the United States on imports from China and reciprocal tariffs from China on imports from the United States that dramatically escalated the tariff rate between the two countries, the United States and China agreed on cumulative, bilateral reciprocal tariffs of 10%, pending the outcome of ongoing discussions between the countries. The ultimate scope of the effects on the Company of these imposed and proposed tariffs is uncertain because of the dynamic nature of governmental actions and responses, as well as possible exemptions for certain products. In addition, recent legal and policy developments have also increased uncertainty regarding the enforceability, duration, and potential re‑imposition of certain tariffs. For example, on February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). Following that decision, the U.S. administration announced a new 10% global tariff under Section 122 of the Trade Act of 1974, subject to certain exceptions; however, on May 7, 2026, the U.S. Court of International Trade ruled that the Section 122 tariffs were not authorized by law, a decision the administration has appealed. These and similar developments have created significant uncertainty regarding the status of existing and newly announced tariffs; the future rate, scope, and enforceability of tariffs; the potential adoption of alternative legislative or executive actions; and the continued effectiveness of trade arrangements or mitigation actions adopted in response to prior tariffs. If the currently imposed and proposed tariffs covering the categories of products that the Company imports continue or are increased, and the Company is unable to obtain an exception, it could have a material adverse effect on the Company’s business.

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

The products that we sell are subject to various mandatory and voluntary standards. As a marketer and distributor of consumer products, we are subject to the Consumer Product Safety Act ("CPSC") and the Federal Hazardous Substances Act, which empower the CPSC to seek to exclude from the market those products that are found to be unsafe or hazardous. In addition, the U.S. FDA and other governmental authorities regulate the development, manufacture, sale and distribution of certain of our products. Under certain circumstances, the CPSC, the FDA or other government agencies could require us to repair, replace or refund the purchase price of one or more of our products, or we may voluntarily do so. Any repurchases or recalls of our products could be costly to us and could damage our reputation or the value of our brands. If we are required to remove, or we voluntarily remove our products from the market, our reputation or brands could be tarnished, and we might have large quantities of finished products that could not be sold. Furthermore, failure to timely notify the CPSC, the FDA or other applicable government agencies of a potential safety hazard can result in fines being assessed against us. Additionally, laws regulating certain of our products exist in some states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future. Our results of operations are also susceptible to adverse publicity regarding the quality and safety of our products. In particular, product recalls may result in a decline in sales for a particular product.

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

A failure of any of the products marketed by the Company may subject it to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of its products. Although the Company currently maintains product liability insurance in amounts which the Company considers adequate, the Company cannot assure that:

•	its insurance will provide adequate coverage, in both scope and amount, against potential liabilities;

•	adequate product liability insurance will continue to be available in the future; or

•	its insurance can be maintained on acceptable terms.

To the extent product liability or other litigation losses are beyond the limits or scope of the Company’s insurance coverage, the Company’s expenses could materially increase.

Failure to comply with public health, consumer protection and other regulations could affect our reputation, revenue and profitability.

Electrical appliances are subject to various mandatory and voluntary standards. Some jurisdictions require that products be listed by Underwriters’ Laboratories, Inc., a not-for-profit organization that sets safety standards for products, or other similar recognized laboratories. We endeavor to design our products to meet the certification requirements of, and to be certified in, each of the jurisdictions in which they are sold. Failure to comply with such certification requirements could result in additional re-design expenses, fines, or product liability claims.

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

The Company is subject to income taxes in various federal, state, local and certain foreign jurisdictions. The Company records tax expense based on its estimates of future payments, which may include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets, including net operating loss carryforwards. In addition, tax laws in certain jurisdictions may limit the ability to use net operating loss carryforwards upon a change in control. At any one time, many tax years may be subject to audit by the various taxing jurisdictions in which we conduct business. Unfavorable resolutions to any of these audits and negotiations with taxing authorities could increase the Company's effective tax rate, which could have an adverse effect on the Company's operating results and cash flow. In addition, the Company’s effective tax rate in a given financial statement period may be materially affected by a variety of factors including but not limited to changes in the mix and level of revenues, varying tax rates in the different jurisdictions in which the Company operates, fluctuations in the valuation allowance, timing of the utilization of net operating loss carryforwards, or by changes to existing accounting rules or regulations. Further, tax legislation or changes in tax rules and regulations or the interpretations thereof may be enacted in the future which could negatively affect the Company’s current or future tax structure and effective tax rates. For example, the Organisation for Economic Co-operation and Development has introduced a framework to implement a global minimum corporate income tax of 15%, referred to as “Pillar Two.” Certain countries in which we operate have enacted legislation to adopt Pillar Two and other countries are considering changes to their tax laws to implement this framework. The EU agreed to implement Pillar Two starting in 2024. Whether, and to what extent, Pillar Two is adopted or enacted by the other jurisdictions in which we operate is uncertain and could increase the cost and complexity on compliance and may adversely affect our global effective tax rate, financial condition and results of operations.

Corporate Governance and Stock Ownership Risks

There is a limited trading market for the Company’s common stock and the market price of the Company’s common stock is subject to volatility.

The Company’s common stock, which trades on the NYSE American, has experienced, and may experience in the future, significant price and volume fluctuations, which could adversely affect the market price of the Company’s common stock. Any such increases or decreases in the market price of the Company's common stock may not coincide in timing with the disclosure of news or developments by or affecting the Company’s business. The market price of the Company’s common stock may also fluctuate significantly in response to various factors and events, including:

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

Nimble Holdings Company Limited (“Nimble”), formerly known as The Grande Holdings Limited, through one of its indirect subsidiaries, is the beneficial owner of approximately 72.4% of the Company’s outstanding common stock as of March 31, 2026. As a result, the Company is a “controlled company” within the meaning of the NYSE American Company Guide (the "Company Guide"). Under the NYSE American rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE American corporate governance requirements, including the requirements that:

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

Nimble, through one of its indirect subsidiaries, is the beneficial owner of approximately 72.4% of the Company’s outstanding common stock as of March 31, 2026. As a result, Nimble will be able to exert significant influence over the Company’s business and have the ability to control the approval process for actions by the Company that require stockholder approval, including: the election of the Company’s directors and the approval of mergers, sales of assets or other significant corporate transactions or matters submitted for stockholder approval. Nimble may have interests that differ from your interests and may cause the shares in the Company beneficially owned by Nimble to be voted in a way with which you disagree and that may be adverse to your interests. In addition, several provisions of the Company’s organizational documents and Delaware law may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price of the Company’s common stock. Under the terms of the Company’s certificate of incorporation, the Board has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for the Company’s common stock, including transactions that may be in your best interests.

The Company’s bylaws designate the Court of Chancery of the State of Delaware or the federal district courts in Delaware as the exclusive forum for certain litigation that may be initiated by the Company’s stockholders, which could limit stockholders’ ability to have certain claims heard in any other judicial forum.

Pursuant to the Company’s corporate bylaws, as amended (the “bylaws”), unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on behalf of the Company; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or other employee of the Company or any stockholder to the Company or the Company’s stockholders; (iii) any action or proceeding asserting a claim against the Company or any current or former director, officer or other employee of the Company or any stockholder arising pursuant to any provision of the General Corporation Law of Delaware or the Company’s certificate of incorporation or bylaws (as each may be amended from time to time); (iv) any action or proceeding to interpret, apply, enforce or determine the validity of the Company’s certificate of incorporation or bylaws (including any right, obligation or remedy thereunder); (v) any action or proceeding as to which the General Corporation Law of Delaware confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action asserting a claim against the Company or any director, officer or other employee of the Company or any stockholder, governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. This forum selection clause in the Company’s bylaws does not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts of the United States of America have exclusive jurisdiction. The bylaws further provide, that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. In addition, the bylaws provide that any person or entity holding, owning or otherwise acquiring any interest in shares of capital stock of the Company shall be deemed to have notice of and to have consented to these provisions. The forum selection clause in the Company’s bylaws may limit stockholders’ ability to have certain claims heard in any court other than in the Court of Chancery or the federal district courts in Delaware.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 1C.	CYBERSECURITY

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, and confidential information that is proprietary, strategic or competitive in nature (“Information Systems and Data”).

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

The Board may receive reports from our IT Department and/or management concerning the Company’s significant cybersecurity threats and risks and the processes the Company has implemented to address them.

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

(b) Holders

At June 14, 2026, there were 154 stockholders of the Company’s common stock whose shares were registered with the Company’s transfer agent. Such number does not include beneficial owners holding the Company’s common stock through nominee names.

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

Results of Operations:

The following table summarizes certain financial information for the fiscal years ended March 31, 2026 and 2025 (in thousands):

	Twelve Months Ended March 31,
	2026	2025
Net product sales	$5,924	$10,449
Licensing revenue	386	336
Net revenues	6,310	10,785
Cost of sales	6,216	9,884
Selling, general and administrative expenses	4,964	6,516
Operating loss	(4,870)	(5,615)
Interest income, net	570	887
(Loss) before income taxes	(4,300)	(4,728)
Provision for income taxes	—	3
Net (loss)	$(4,300)	$(4,731)

Results of Operations — Fiscal 2026 compared with Fiscal 2025

Net product sales — Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. Net product sales for fiscal 2026 were $5.9 million as compared to $10.4 million for fiscal 2025, a decrease of $4.5 million, or 43.3%. In fiscal 2026, the Company’s sales were highly concentrated among three customers - Amazon, Fred Meyer and Walmart - representing in the aggregate approximately 67% of the Company’s total gross product sales. In fiscal 2025, the Company’s sales were highly concentrated among three customers - Amazon, Walmart and Big Lots - representing in the aggregate approximately 81% of the Company’s total gross product sales. The decrease in net product sales during fiscal 2026 compared to fiscal 2025 was primarily driven by a discontinued clock radio at Walmart. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately nil and $38,000 for fiscal 2026 and fiscal 2025, respectively. The major elements which contributed to the overall increase in net product sales were as follows:

i)	Houseware product net sales were $4.4 million in fiscal 2026 compared to $5.6 million in fiscal 2025, a decrease of $1.2 million, or 21.6%, principally driven by decreased sales of microwave ovens.

ii)	Audio product net sales were $1.6 million in fiscal 2026 compared to $4.9 million in fiscal 2025, a decrease of $3.3 million, or 68.3%, primarily resulting from a discontinued clock radio at Walmart.

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

Licensing revenue — Licensing revenue in fiscal 2026 was approximately $386,000 as compared to approximately $336,000 in fiscal 2025, an increase of $50,000, or 14.9%. The increase was primarily due to the increase in guaranteed minimum royalties from the Company's licensees.

Net revenues —The Company’s net revenues were approximately $6.3 million for fiscal 2026 as compared to $10.8 million for fiscal 2025, a decrease of $4.5 million, or 41.5%, which was driven primarily by a decrease in audio and houseware product sales.

Cost of sales — Cost of sales includes the components described in Note 1 "Significant Accounting Policies-Cost of Sales” in the Notes to the Consolidated Financial Statements. In absolute terms, cost of sales decreased approximately $3.7 million, or 37.1%, to $6.2 million in fiscal 2026 as compared to $9.9 million in fiscal 2025. The decrease in absolute terms for fiscal 2026 as compared to fiscal 2025 was primarily related to the decrease in net product sales and by lower year-over-year gross cost of sales as a percentage of gross sales. The decrease in gross cost of sales as a percentage of gross sales for fiscal 2026 as compared to fiscal 2025 was primarily related to the change in the product mix of audio products compared to houseware products.

Selling, general and administrative expenses (“SG&A”) — SG&A, as a percentage of net revenues, was 78.7% in fiscal 2026 as compared to 60.4% in fiscal 2025. In absolute terms, fiscal 2026 SG&A was approximately $5.0 million and fiscal 2025 SG&A was approximately $6.5 million, a decrease of $1.5 million, or 23.8%.  The decrease in SG&A was primarily due to the reduction in bad debt expense and compensation costs. In fiscal 2026, the Company recorded bad debt recoveries of approximately $161,000 as compared to bad debt expense of approximately $1,100,000 in fiscal 2025. Compensation costs in fiscal 2026 were approximately $2,717,000 as compared to approximately $3,074,000 in fiscal 2025. Legal fees were approximately $380,000 in fiscal 2026 as compared to approximately $312,000 in fiscal 2025. Advertising costs were approximately $234,000 in fiscal 2026 as compared to approximately $165,000 in fiscal 2025.

Interest income, net — Interest income, net, was approximately $570,000 in fiscal 2026 as compared to approximately $887,000 in fiscal 2025, resulting from reduced amounts deposited and a decrease in interest rates earned on the Company’s term deposits during fiscal 2026.

Provision for income tax expense — The Company recorded no income tax expense during fiscal 2026 and recorded its non-income based state taxes of approximately $11,000 to SG&A according to Accounting Standards Update ("ASU") 2019-12. In fiscal 2025, the Company recorded approximately $3,000 of income tax expense and recorded its non-income based state taxes of approximately $8,000 to SG&A according to ASU 2019-12. See Note 5 “Income Taxes” in the Notes to the Consolidated Financial Statements.

Net (loss) — As a result of the foregoing factors, the Company recorded a net loss of approximately $4,300,000 for fiscal 2026 as compared to a net loss of approximately $4,731,000 for fiscal 2025.

Liquidity and Capital Resources

General

As of March 31, 2026, the Company had cash and cash equivalents of approximately $9.2 million as compared to approximately $1.2 million at March 31, 2025. Working capital decreased to $16.8 million at March 31, 2026 as compared to $21.1 million at March 31, 2025. The increase in cash and cash equivalents of approximately $8.0 million is detailed further in “Cash Flows” below.

Cash Flows

Net cash used by operating activities was approximately $3.7 million for fiscal 2026, compared to approximately $3.6 million for fiscal 2025, resulting from the $4.3 million loss generated during the period, a decrease of approximately $1.1 million in non-cash reserve charges and a decrease of approximately $0.7 million in income taxes payable, partially offset by a decrease of approximately $1.3 million in gross accounts receivable, a decrease of approximately $0.8 million in inventory and an increase of approximately $0.3 million in accounts payable and other current liabilities.

Net cash provided by investing activities was approximately $11.7 million for fiscal 2026, as compared to net cash used in investing activities of approximately $15.1 million for fiscal 2025, due to proceeds from investments of approximately $20.8 million, partially offset from purchases of investments of approximately $9.1 million.

Net cash used by financing activities was approximately $1,000 for fiscal 2026 compared to net cash provided by of approximately $6,000 for fiscal 2025 due to a reduction in the Company's finance lease liabilities.

Credit Arrangements

Letters of Credit — The Company may occasionally utilize the services of one of its banks to issue secured letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At March 31, 2026 and March 31, 2025, the Company had no letters of credit outstanding.

Short-term Liquidity

The Company’s principal existing sources of cash are generated from operations. The Company believes that its cash on hand and existing sources of cash will be sufficient to support its existing operations over the next 12 months.

Historically, a significant percentage of the Company’s product sales were made under the Direct Import Program. The direct importation of product by the Company to its customers can significantly benefit the Company’s liquidity because this inventory does not need to be financed by the Company. In fiscal 2026, approximately 13% of the Company’s product sales were imported directly to the Company’s customers. In fiscal 2025, approximately 11% of the Company’s product sales were imported directly to the Company’s customers.

As of March 31, 2026, there were no capital expenditure or other commitments other than the normal purchase orders used to secure product.

Off-Balance Sheet Arrangements

As of March 31, 2026, the Company did not have any off-balance sheet arrangements as defined under the rules of the SEC.

Legal Matters

The Company is subject to various legal proceedings, the outcomes of which are inherently uncertain. The Company records any potential gains related to legal proceedings only after cash is collected. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable, the determination of which requires significant judgment. Resolution of legal matters in a manner inconsistent with management’s expectations could have a material impact on our financial condition and operating results. See Note 11 "Legal Proceedings" in the Notes to the Consolidated Financial Statements.

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

The Company adopted ASC topic 606, "Revenue from Contracts with Customers" ("ASC 606") effective April 1, 2018. Sales allowances, marketing support programs, promotions and other volume-based incentives which are provided to retailers and distributors are accounted for on an accrual basis as a reduction to net revenues in the period in which the related sales are recognized.

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

Sales Allowance and Marketing Support Accruals. Sales allowances, marketing support programs, promotions and other volume-based incentives which are provided to retailers and distributors are accounted for on an accrual basis as a reduction to net revenues in the period in which the related sales are recognized in accordance with ASC 606.

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

Fair Value Measurements. The Company reports financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis in accordance with ASC Topic 820, "Fair Value Measurement" (“ASC 820”). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk. ASC 820 also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. The U.S. GAAP established a hierarchy framework to classify the fair value based on the observability of significant inputs to the measurement.

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

Recently Adopted Accounting Pronouncements

Accounting Standards Update 2025-05 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-05, which provides (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The practical expedient allows an entity to assume that, when estimating expected credit losses, current conditions as of the balance sheet date remain unchanged for the remaining life of the asset. The accounting policy election permits nonpublic entities that elect the practical expedient to also consider collection activity occurring after the balance sheet date when estimating expected credit losses. The standard is effective for fiscal years beginning after December 15, 2025, and for interim periods within those annual reporting periods. Early adoption is permitted. The Company has adopted ASU 2025-05 for the three and nine month periods ended December 31, 2025. The adoption did not have a material impact on its financial condition, results of operations or cash flows.

Accounting Standards Update 2023-09 Income Taxes (Topic 740): "Improvements to Income Tax Disclosures" Income Statement Expenses" (Issued December 2023)

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 on a prospective basis effective March 31, 2026. Accordingly, the enhanced income tax disclosures are presented beginning in fiscal 2026 and prior disclosures have not been recast. The adoption of this guidance did not have an impact on the Company's consolidated results of operations, financial condition or cash flows, as the amendments relate solely to disclosure requirements.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries (the “Company”) as of March 31, 2026 and 2025, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended March 31, 2026 and March 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026, and the results of their operations and its cash flows for each of the two years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Jericho, New York

June 26, 2026

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended March 31, 2026 and 2025

(In thousands, except per share data)

	2026	2025
Net revenues:
Net product sales	$5,924	$10,449
Licensing revenue	386	336
Net revenues	6,310	10,785
Costs and expenses:
Cost of sales	6,216	9,884
Selling, general and administrative expenses	4,964	6,516
Total cost of sales and SG&A	11,180	16,400
Operating loss	(4,870)	(5,615)
Other income:
Interest income, net	570	887
(Loss) before income taxes	(4,300)	(4,728)
Provision for income tax expense	—	3
Net (loss)	$(4,300)	$(4,731)

Basic (loss) per share	$(0.20)	$(0.22)
Diluted (loss) per share	$(0.20)	$(0.22)
Weighted average shares outstanding
Basic	21,042,652	21,042,652
Diluted	21,042,652	21,042,652

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2026 and 2025

(In thousands)

	March 31, 2026	March 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$9,194	$1,186
Short term investments	3,138	14,868
Accounts receivable, net	1,293	1,499
Licensing receivable	106	42
Inventory	4,128	4,909
Prepaid purchases	74	43
Prepaid expenses and other current assets	194	247
Total Current Assets	18,127	22,794
Non-Current Assets:
Property and equipment, net	129	211
Right-of-use asset-operating leases	300	443
Right-of-use asset-finance leases	4	6
Other assets	76	76
Total Non-Current Assets	509	736
Total Assets	$18,636	$23,530
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	1,111	808
Due to affiliate	1	1
Short-term operating lease liability	162	136
Short-term finance lease liability	1	1
Income tax payable, current portion	5	668
Deferred revenue	—	96
Total Current Liabilities	1,280	1,710
Non-Current Liabilities:
Long-term operating lease liability	158	321
Long-term finance lease liability	4	5
Total Non-Current Liabilities	162	326
Total Liabilities	$1,442	$2,036
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at March 31, 2026 and 2025, respectively; 21,042,652 shares outstanding at March 31, 2026 and 2025, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(33,236)	(28,936)
Treasury stock, at cost (31,923,145 shares at March 31, 2026 and 2025, respectively)	(33,201)	(33,201)
Total Shareholders’ Equity	17,194	21,494
Total Liabilities and Shareholders’ Equity	$18,636	$23,530

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Years Ended March 31, 2026 and 2025

(In thousands)

	Preferred Stock		Common Stock		Additional			Total
	Number	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	of Shares	Value	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2024	3,677	$3,310	52,965,797	$529	$79,792	$(24,205)	$(33,201)	$26,225
Net income	—	—	—	—	—	(4,731)	—	(4,731)
Balance — March 31, 2025	3,677	$3,310	52,965,797	$529	$79,792	$(28,936)	$(33,201)	$21,494
Net loss	—	—	—	—	—	(4,300)	—	(4,300)
Balance — March 31, 2026	3,677	$3,310	52,965,797	$529	$79,792	$(33,236)	$(33,201)	$17,194

The accompanying notes are an integral part of the consolidated financial statements

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended March 31, 2026 and 2025

	2026	2025
	(In thousands)
Cash Flows from Operating Activities:
Net (loss)	$(4,300)	$(4,731)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Non-cash lease expense	146	152
Depreciation and amortization	82	79
Non-cash reserve charges	(1,100)	1,106
Changes in assets and liabilities:
Accounts receivable	1,306	(1,262)
Licensing receivable	(64)	(5)
Inventory	781	2,044
Prepaid purchases	(31)	64
Prepaid expenses and other current assets	53	27
Other assets	—	8
Accounts payable and other current liabilities	303	(350)
Right of use assets-operating	—	(313)
Right of use assets-finance	—	(6)
Short term lease liabilities	26	43
Long term lease liabilities	(163)	123
Income taxes payable	(663)	(531)
Deferred revenue	(96)	(95)
Net cash (used in) operating activities	(3,720)	(3,647)
Cash Flows From Investing Activities:
Proceeds from sale of short-term investments	20,809	1,409
Purchases of short-term investments	(9,080)	(16,277)
Additions to property and equipment	—	(195)
Net cash provided by (used in) investing activities	11,729	(15,063)
Cash Flows from Financing Activities:
Short term finance liability	—	1
Long term finance liability	(1)	5
Net cash (used in) provided by financing activities	(1)	6
Net increase (decrease) in cash and cash equivalents	8,008	(18,704)
Cash and cash equivalents at beginning of the year	1,186	19,890
Cash and cash equivalents at end of the year	$9,194	$1,186
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$313
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$6
Supplemental disclosures:
Cash paid for:
Interest	$15	$9
Income taxes	$676	$535

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

Long-Lived Assets

The Company’s long-lived assets include property and equipment and right of use assets. At March 31, 2026, the Company had approximately $129,000 of property and equipment, net of accumulated depreciation. At  March 31, 2026, the Company's right of use assets were approximately $304,000. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Topics 350 “Intangibles” and 360 “Property, Plant and Equipment”. The recoverability of assets held and used is measured by a comparison of the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. If impairment is deemed to exist, the asset will be written down to fair value. Any such impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

The Company adopted ASC topic 606, "Revenue from Contracts with Customers" ("ASC 606"). Sales allowances, marketing support programs, promotions and other volume-based incentives which are provided to retailers and distributors are accounted for on an accrual basis as a reduction to net revenues in the period in which the related sales are recognized. Prior to the adoption of ASC 606, the Company followed the provisions of ASC topic 605, "Revenue Recognition" ("ASC 605"). The adoption of ASC 606 did not have a material impact on revenue recognition as compared to revenue recognition provided under ASC 605.

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

Licensing

The Company grants licenses for the right to access the Company’s intellectual property, specifically the Company’s trademarks, for a stated term for the manufacture and/or sale of consumer electronics and other products under agreements which require payment of either (i) a non-refundable minimum guaranteed royalty or, (ii) the greater of the actual royalties due (based on a contractual calculation, normally comprised of actual product sales by the licensee multiplied by a stated royalty rate, or “Sales Royalties”) or a minimum guaranteed royalty amount. In the case of (i), such amounts are recognized as revenue on a straight-line basis over the term of the license agreement. In the case of (ii), Sales Royalties in excess of guaranteed minimums are accounted for as variable fees and are not recognized as revenue until the Company has ascertained that the licensee’s sales of products have exceeded the guaranteed minimum. In effect, the Company recognizes the greater of Sales Royalties earned to date or the over-time amount of minimum guaranteed royalties to date. In the case where a royalty is paid to the Company in advance, the royalty payment is initially recorded as deferred revenue on the consolidated balance sheets and recognized as revenue as the royalties are deemed to be earned according to the principles outlined above. As of  March 31, 2026, the Company recorded deferred revenue of nil as compared to approximately $96,000 as of March 31, 2025 and approximately $191,000 as of March 31, 2024 on its condensed consolidated balance sheets. All of the deferred revenue for the periods presented are related to licensing revenue.

Disaggregation of Revenue

Disaggregation of revenue (in 000's)	2026	2025

Net revenues by type:
Net product sales	$5,924	$10,449
Licensing revenue	386	336
Total:	6,310	10,785

Net revenues by customers: (over 10%)
Amazon.com	$2,656	$4,156
Fred Meyer	839	—
Walmart	—	3,322
Total:	$3,495	$7,478

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

Accounts Receivable, net

The Company extends credit based upon evaluations of a customer’s financial condition and provides for any anticipated credit losses in the Company’s financial statements based upon management’s estimates and ongoing reviews of recorded allowances. Credit is extended for periods between 30 and 150 days, on a net basis. If the financial condition of a customer deteriorates, resulting in an impairment of that customer’s ability to make payments, additional reserves may be required. Conversely, reserves are reduced to reflect credit and collection improvements. Receivables are written off once they are considered uncollectible. The accounts receivable balance on a net basis was approximately $1,293,000 as of March 31, 2026 as compared to approximately $1,499,000 as of March 31, 2025 and approximately $1,343,000 as of March 31, 2024. The allowance for credit losses decreased approximately $1,100,000 for the year ended March 31, 2026 and increased by $1,082,000 for the year ended March 31, 2025. As of March 31, 2026, Amazon and Fred Meyer accounted for 64% and 20%, respectively, of the Company’s total trade accounts receivable, net of specific reserves. As of March 31, 2025, Amazon and Variety Wholesalers accounted for approximately 59% and 19%, respectively, of the Company’s total trade accounts receivable, net of specific reserves. No other customer accounted for more than 10% of the Company’s total trade accounts receivable, net of specific reserves, as of March 31, 2026 or March 31, 2025.

Accounts receivable roll-forward:

	As of March 31,
	2026	2025	2024
Trade receivables	$1,300	$2,606	$1,368
Allowance for credit losses	(7)	(1,107)	(25)
Accounts receivable, net	$1,293	$1,499	$1,343

Accounts receivables deemed uncollectible are charged against the allowance for credit losses when identified:

	As of March 31,
	2026	2025
Opening balance	$(1,107)	$(25)
Reserve adjustment	1,100	(1,082)
Allowance for credit losses	$(7)	$(1,107)

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

Sales Return Reserves

Management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends and changes in customer demand for the Company’s products when evaluating the adequacy of the reserve for sales returns. Management judgments and estimates must be made and used in connection with establishing the sales return reserves in any accounting period. Additional reserves may be required if actual sales returns increase above the historical return rates. Conversely, the sales return reserve could be decreased if the actual return rates are less than the historical return rates, which were used to establish the reserve. At March 31, 2026 the sales return reserve balance was approximately $57,000 as compared to approximately $70,000 as of March 31, 2025, a decrease of $13,000 during fiscal 2026. At March 31, 2025, the sales return reserve balance was approximately $70,000 as compared to approximately $67,000 as of March 31, 2024, an increase of $3,000 during fiscal 2025.

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

The Company generally does not enter into foreign currency exchange contracts to hedge its exposures related to foreign currency fluctuations and there were no foreign exchange forward contracts held by the Company at March 31, 2026 or March 31, 2025.

Advertising Expenses

Advertising expenses are charged against earnings as incurred and are included in selling, general and administrative expenses. The Company incurred approximately $234,000 of advertising expenses during fiscal 2026 and approximately $165,000 during fiscal 2025.

Sales Allowance and Marketing Support Expenses

Sales allowances, marketing support programs, promotions and other volume-based incentives which are provided to retailers and distributors are accounted for on an accrual basis as a reduction to net revenues in the period in which the related sales are recognized in accordance with ASC 606.

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

The sales and marketing support accrual activity for fiscal 2026 and fiscal 2025 was as follows (in thousands):

Balance at March 31, 2024	$153
additions	864
usages	(805)
adjustments	(38)
Balance at March 31, 2025	$174
additions	580
usages	(717)
adjustments	146
Balance at March 31, 2026	$183

Interest income, net

The Company records interest income as earned and interest expense as incurred. The net interest income for fiscal 2026 and 2025 consists of:

	2026	2025
	(In thousands)
Interest expense	$(15)	$(9)
Interest income	585	896
Interest income, net	$570	$887

Income Taxes

Deferred income taxes are recorded to account for the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets have been recorded net of an appropriate valuation allowance, to the extent management believes it is more likely than not that such assets will be realized. (See Note 5 “Income Taxes.”) Any tax penalties are recorded as part of selling, general and administrative expenses and any interest to which the Company is subject, is recorded as a part of income tax expense. Penalties and interest incurred during fiscal 2026 and fiscal 2025 were both nil.

Earnings Per Common Share

Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents when dilution results from their assumed exercise. As of March 31, 2026 and March 31, 2025, the Company had no outstanding options or warrants.

Recently Adopted Accounting Pronouncements

Accounting Standards Update 2025-05 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-05, which provides (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The practical expedient allows an entity to assume that, when estimating expected credit losses, current conditions as of the balance sheet date remain unchanged for the remaining life of the asset. The accounting policy election permits nonpublic entities that elect the practical expedient to also consider collection activity occurring after the balance sheet date when estimating expected credit losses. The standard is effective for fiscal years beginning after December 15, 2025, and for interim periods within those annual reporting periods. Early adoption is permitted. The Company has adopted ASU 2025-05 for the three and nine month periods ended December 31, 2025. The adoption did not have a material impact on its financial condition, results of operations or cash flows.

Accounting Standards Update 2023-09 Income Taxes (Topic 740): "Improvements to Income Tax Disclosures" Income Statement Expenses" (Issued December 2023)

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 on a prospective basis effective March 31, 2026. Accordingly, the enhanced income tax disclosures are presented beginning in fiscal 2026 and prior disclosures have not been recast. The adoption of this guidance did not have an impact on the Company's consolidated results of operations, financial condition or cash flows, as the amendments relate solely to disclosure requirements.

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

NOTE 2 — INVENTORIES:

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. As of March 31, 2026 and March 31, 2025, inventories consisted exclusively of purchased finished goods. As of  March 31, 2026, inventory was valued at approximately $4,128,000 which included a valuation reserve of approximately $343,000. As of  March 31, 2025, inventory was valued at approximately $4,909,000 which included a valuation reserve of approximately $354,000.

NOTE 3 — RELATED PARTY TRANSACTIONS:

From time to time, Emerson engages in business transactions with its controlling shareholder, Nimble, formerly known as The Grande Holdings Limited, and one or more of Nimble’s direct and indirect subsidiaries, or with entities related to the Company’s Chairman of the Board. Set forth below is a summary of such transactions.

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd. ("N.A.K.S"), which is a wholly owned subsidiary of Nimble, collectively have, based on a Schedule 13D/A filed with the SEC on February 15, 2019, the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of March 31, 2026. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the Company Guide.

Related Party Transactions

    Charges of rental and utility fees on office space in Hong Kong

During fiscal 2026 and fiscal 2025, the Company was billed approximately $130,000 and $138,000, respectively, for rental and utility fees from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board. The Company owed $802 to VACL related to rental charges as of March 31, 2026 and $819 as of  March 31, 2025.

During fiscal 2026 and fiscal 2025, the Company was billed nil and approximately $385, respectively, for its share of installation charges related to an air conditioning system, and purchase of protective materials for coronavirus from Vigers Strategic Services Ltd (“VSSL”), which is a company related to the Company’s Chairman of the Board. Vigers Strategic Services Ltd was formerly known as Lafe Strategic Services Ltd. The Company owed nil to VSSL related to these charges at March 31, 2026 and March 31, 2025.

Charges for promotional items

During fiscal 2026 and 2025, the Company purchased nil and approximately $30,000, respectively, of promotional items from The Whisky Capital Pte Ltd ("TWCPL"), which is a company related to the Company's Chairman. The Company owed nil to TWCPL related to these charges as at March 31, 2026 and  March 31, 2025.

NOTE 4 — PROPERTY AND EQUIPMENT:

As of March 31, 2026 and 2025, property and equipment is comprised of the following:

	2026	2025
	(In thousands)
Computer equipment and software	$180	$190
Furniture and fixtures	10	10
Autos	163	163
Molds	130	130
	483	493
Less accumulated depreciation and amortization	(354)	(282)
Total property and equipment	$129	$211

Depreciation of property and equipment amounted to approximately $83,000 and $78,000 for the twelve months ended March 31, 2026 and 2025, respectively. During fiscal 2026 and 2025, the Company disposed of fully depreciated computer equipment of approximately $10,000 with no gain or loss on the disposal.

NOTE 5 — INCOME TAXES:

The Company accounts for uncertain tax positions in accordance with the provisions of ASC Topic 740, "Accounting for Income Taxes" ("ASC 740"). When uncertain tax positions exist, the Company will recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of March 31, 2026, the Company does not believe it has any uncertain tax positions.

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

As of March 31, 2026, the Company had available net operating loss carryforwards to reduce federal and state income taxes of approximately $24.4 million and $25.5 million respectively. If not utilized, these carryforwards begin to expire in 2036. Of the federal net operating loss carryforwards at March 31, 2026, $24.4 million can be carried forward indefinitely. As of March 31, 2025, the Company had $2.2 million of foreign net operating loss carryforwards which do not expire.

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

The Company is taxed as a C corporation for federal income tax purposes. Income taxes for the Company are recorded in accordance with ASC 740, which provides for deferred taxes using an asset and liability approach. Income taxes have been calculated on a separate tax return basis.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determined deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company recognized deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and results of recent operations. If the Company determines that it would be able realize its deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of March 31,2026, there were no interest or penalties to be accrued for.

Improvements to income tax disclosures

In December 2023, the financial, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The ASU enhances the transparency and decision usefulness of income tax disclosures by requiring additional disaggregation of information related to the effective tax rate reconciliation, income taxes paid and income tax expense and pretax income by jurisdiction. The Company adopted ASU 2023-09 on a prospective basis effective March 31,2026. Accordingly, the enhanced income tax disclosures are presented beginning in fiscal year 2026 and prior period disclosures have not been recast. The adoption of this guidance did not have an impact on the Company's consolidated results of operations, financial position or cash flows, as the amendments relate solely to disclosure requirements.

The Company’s provision for income tax expense for fiscal 2026 and fiscal 2025 was as follows:

The income/(loss) from operations before tax expense (benefit) consisted of the following for the years ended March 31, 2026 and 2025:

	2026	2025
	(In thousands)

Pre-tax (loss)/income
Domestic	$(4,964)	$(5,653)
Foreign	664	925
Total pre-tax (loss)/income	$(4,300)	$(4,728)

The income tax provision consisted of the following for the years ended March 31, 2026 and 2025.

	2026	2025
	(In thousands)
Current:
U.S. Federal	$—	$3
U.S. State and local	—	—
Foreign	—	—
Total Current Expense	—	3

Deferred:
U.S. Federal	—	—
U.S. State and local	—	—
Foreign	—	—
Total Deferred Expense	—	—

Provision for income tax expense	$—	$3

The Company adopted ASU 2019-12 (Topic 740) Simplifying the Accounting for Income Taxes during fiscal 2025. In the table above, the income tax expense of $11,000 in fiscal 2026 and $8,000 in fiscal 2025, was removed as it represented non-income based taxes.

The Company files a consolidated federal return and certain state and local income tax returns. The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory federal rate of 21% to earnings before income taxes for fiscal 2026 and fiscal 2025 is analyzed below:

A reconciliation of the provision for income to the amount computed by applying the 21% statutory U.S federal income tax rate to income before income taxes after the adoption of ASU 2023-09 as follows:

	As of March 31, 2026
	(In thousands)	(percentage)

U.S. Federal Statutory Tax Rate	$(901)	20.9%
State and Local Income Taxes, Net of Federal Income Tax Effect	—	0.0%
Foreign Tax Effects
Hong Kong
Foreign rate differential	(84)	2.0%
Interest Income	(47)	1.1%
Other	(12)	0.3%
Change in valuation allowance	5	(0.1)%
Effect of Cross-Border Tax Laws
Global intangible low-taxed income (GILTI)	8	(0.2)%
SubPart F	121	(2.8)%
Changes in Valuation Allowances	910	(21.2)%
Nontaxable or Nondeductible Items
Other	—	0.0%
Effective Income Tax	$—	0.0%

As previously disclosed for the years ended March 31, 2025 prior to the adoption of ASU 2023-09, the following is a reconciliation of the difference between the effective income tax rate and federal statutory rate:

	As of March 31, 2025
	(In thousands)	(percentage)

Statutory provision	$(991)	20.9%
Foreign subsidiary	(118)	3.0%
State taxes	(293)	7.0%
Permanent differences	124	(3.0)%
Adjustment to prior year taxes	(355)	8.0%
Valuation allowance	1,636	(34.6)%
Provision for income tax expense	$3	0.0%

As of March 31, 2026 and March 31, 2025, the principal components of the Company's deferred tax assets are as follows:

	2026	2025
	(In thousands)
Deferred tax assets:
Accounts receivable reserves	$22	$327
Inventory	189	175
Accruals	12	10
Net operating loss and credit carry forwards	7,089	5,649
Total deferred tax assets:	7,312	6,161
Valuation allowance	(7,312)	(6,161)
Net deferred tax assets:	$—	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at March 31, 2026 and 2025, as the Company's management has determined that it is more likely than not that these assets will not be realized. The increase in the valuation allowance relates to the net loss incurred by the Company.

The Company has $24.4 million of U.S. federal net operating loss carry forwards (“NOLs”) and $25.5 million of state NOLs as of March 31, 2026 as follows:

	Federal NOL's	State NOL's
Loss Year (Fiscal)	Included in DTA (in millions)	Included in DTA (in millions)	Expiration Year (Fiscal)
2016	$—	$0.6	State 2036
2017	$—	$0.8	State 2037
2018	$—	$2.6	State 2038
2019	$1.9	$2.7	Federal indefinite/State 2039
2020	$3.7	$3.0	Federal indefinite/State 2040
2021	$4.0	$3.2	Federal indefinite/State 2041
2022	$3.4	$2.9	Federal indefinite/State 2042
2024	$2.4	$2.1	Federal indefinite/State 2044
2025	$3.7	$3.2	Federal indefinite/State 2045
2026	$5.3	$4.4	Federal indefinite/State 2046
Total	$24.4	$25.5

The tax benefits related to these state NOLs and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

The Company analyzed the future reasonability of recognizing its deferred tax assets at March 31, 2026. As a result, the Company concluded that a valuation allowance of approximately $7,312,000 would be recorded against the assets.

The net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state taxing authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions and other provisions within the Internal Revenue Code. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. Interest and penalty charges, if any, related to unrecognized tax benefits will be classified as income tax expense in the accompanying statements of operations and comprehensive loss. As of March 31, 2026 and 2025, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of March 31, 2026, the Company’s open tax years for examination for U.S. federal tax are tax years ending March 31, 2022 and forward. The Company is not currently under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

As of March 31, 2026 the Company is asserting under ASC 740-30 that all of the unremitted earnings of its foreign subsidiaries are indefinitely invested. The Company evaluates this assertion each period based on a number of factors, including the operating plans, budgets, and forecasts for both the Company and its foreign subsidiaries; the long-term and short-term financial requirements in the U.S. and in each foreign jurisdiction; and the tax consequences of any decision to repatriate earnings of foreign subsidiaries to the U.S.

The One Big Beautiful Bill ("OBBB") and the Tax Cut and Job Act (“TCJA”) establishes new tax rules designed to tax U.S. companies on global intangible low-taxed income (GILTI) earned by foreign subsidiaries. The Company has evaluated this provision of the OBBB and the TCJA and the application of ASC 740 and its impact is reflected in the financial statements as of March 31, 2026.

NOTE 6 — COMMITMENTS AND CONTINGENCIES:

The Company’s ERP software provider is subscription based with annual commitments as follows (in thousands).

Fiscal Years	Amount
2027	$60
2028	40
Total	$100

Rent expense resulting from leases with non-affiliated companies were approximately $67,000 and $64,000 for fiscal 2026 and fiscal 2025, respectively.

Letters of Credit:

The Company utilizes the services of one of its banks to issue secured letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At March 31, 2026 and March 31, 2025, the Company had no letters of credit outstanding.

Capital Expenditure:

As of March 31, 2026 and March 31, 2025, there were no capital expenditures or other commitments other than the normal purchase orders used to secure product.

Employee Benefit Plan:

The Company currently sponsors a defined contribution 401(k) retirement plan which is subject to the provisions of the Employee Retirement Income Security Act. The Company matches a percentage of the participants’ contributions up to a specified amount. These contributions to the plan for fiscal 2026 and 2025 were approximately $14,000 and $19,000, respectively, and were charged against earnings for the periods presented.

NOTE 7 — SHAREHOLDERS’ EQUITY:

Common Shares:

Authorized common shares total 75,000,000 with a par value $0.01 per share, of which 21,042,652 were outstanding as of March 31, 2026 and March 31, 2025. Shares held in treasury at March 31, 2026 and  March 31, 2025 were 31,923,145.

Series A Preferred Stock:

The Company has issued and outstanding 3,677 shares of Series A Preferred Stock, $.01 par value (“Preferred Stock”), with a face value of $3,677,000, which had no determinable market value as of March 31, 2026. The Preferred Stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

NOTE 8 — SHORT TERM DEPOSITS AND INVESTMENTS:

The Company held approximately $9.1 million in short term deposits as of March 31, 2026 and approximately $0.9 million in short term deposits as of March 31, 2025. These short term deposits have maturity dates of 90 days or less and are classified as cash equivalents.

The Company also held short-term investments in deposits totaling approximately $3.1 million at  March 31, 2026 as compared to approximately $14.9 million at  March 31, 2025. These short-term investments in deposits have maturity dates greater than 90 days and are classified as short-term investments.

Under ASC Topic 820 Fair Value Measurement, the carrying amounts of the Company’s financial instruments, such as cash, short term deposits and short term investments approximate fair values due to the short-term nature of these instruments and are classified under the fair value hierarchy of Level 1.

NOTE 9 — NET INCOME (LOSS) PER SHARE:

The following table sets forth the computation of basic and diluted income (loss) per share for the years ended March 31, 2026 and March 31, 2025:

	Twelve Months Ended March 31,
	2026	2025

Numerator:
Net (loss)	$(4,300)	$(4,731)
Denominator:
Denominator for basic and diluted loss per share — weighted average shares	21,042,652	21,042,652
Net (loss) per share:
Basic and diluted (loss) per share	$(0.20)	$(0.22)

For the years ended March 31, 2026 and March 31, 2025, there were no outstanding instruments which were potentially dilutive.

NOTE 10 — LICENSE AGREEMENTS:

During fiscal 2026 and 2025, the Company was party to two license agreements. These agreements allow the licensee to access the Company’s trademarks for the manufacture and/or the sale of consumer electronics and other products. The license agreements (i) allow the licensee to use the Company’s trademarks for a specific product category, or for sales within specific geographic areas, or for sales to a specific customer base, or any combination of the above, or any other category that might be defined in the applicable license agreement and (ii)  may be subject to renewal at the initial expiration of the applicable license agreement and are governed by the laws of the United States. The Company recorded licensing revenues of approximately $386,000 in fiscal 2026 and $336,000 in fiscal 2025 under the license agreements.

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

NOTE 12 — RISKS AND UNCERTAINTIES:

Customer Concentration

For fiscal 2026, the Company’s two largest customers accounted for approximately 55% of the Company’s net revenues, with Amazon accounting for 42% and Fred Meyer accounting for 13%. For fiscal 2025, the Company’s two largest customers accounted for approximately 70% of the Company’s net revenues with Amazon accounting for 39% and Walmart accounting for 31%. No other customer accounted for more than 10% of net revenues in either period.

Product Concentration

For fiscal 2026, the Company’s gross product sales included microwave ovens, which generated approximately 69%, and audio products, which generated approximately 25% of the Company's gross product sales.

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

Concentrations of Credit Risk

As a percent of the Company’s total trade accounts receivable, net of specific reserves, Amazon and Fred Meyer accounted for 64% and 20%, respectively, as of March 31, 2026. As a percent of the Company’s total trade accounts receivable, net of specific reserves, Amazon and Variety Wholesalers accounted for 59% and 19%, respectively, as of March 31, 2025. No other customer accounted for more than 10% of the Company’s total trade accounts receivable, net of specific reserves, as of March 31, 2026 or March 31, 2025. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. The allowance for credit losses on the Company’s total trade accounts receivable balances was approximately $7,000 at March 31, 2026 and $1,107,000 at March 31, 2025. Due to the high concentration of the Company’s net trade accounts receivables among just two or three customers, any significant failure by one of these customers to pay the Company their outstanding balances would result in a material adverse effect on the Company’s business, financial condition and results of operations.

The Company maintains its cash accounts with major U.S. and foreign financial institutions. The Company’s cash and restricted cash balances on deposit in the U.S. as of March 31, 2026 and  March 31, 2025 were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per qualifying bank account in accordance with FDIC rules. The Company’s cash, cash equivalents and restricted cash balances in excess of these FDIC-insured limits were approximately $9.1 million and approximately $0.9 million at March 31, 2026 and March 31, 2025, respectively. The Company also has short term deposits in foreign financial institutions which are not FDIC insured of approximately of $3.1 million. These short term deposits have maturity dates over 90 days and are classified as short term investments on the Company's Consolidated Balance Sheets.

Supplier Concentration

During fiscal 2026 and 2025, the Company procured approximately 96% and 95%, respectively, of its products for resale from its four largest factory suppliers. Approximately 49% of these products were procured from its largest supplier in fiscal 2026 and approximately 37% in fiscal 2025. See the Supplier table under the heading "Design and Manufacturing" in this Form 10-K, for further details.

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

Third Party Representatives

In fiscal 2026, the Company utilized six sales representative organizations, two of which were responsible for approximately 68% of the Company's net revenues, including one which represented approximately 43% and another which represented approximately 25% of its net revenues. In fiscal 2025, the Company utilized five sales representative organizations, two of which were responsible for approximately 48% of the Company's net revenues, including one which represented approximately 38% and another which represented approximately 10% of its net revenues. No other sales representative organization accounted for more than 10% of the Company's net revenues in fiscal 2026 or fiscal 2025. The loss or reduction of product sales made through third party representative organizations could have a material adverse effect on the Company's business and results of operations. Finding replacement organizations could be a time consuming process during which the Company's revenues could be negatively impacted.

NOTE 13 — GEOGRAPHIC INFORMATION:

Net revenues and long-lived assets of the Company for the fiscal years ended March 31, 2026 and  March 31, 2025 are summarized below by geographic area (in thousands). Net revenues are attributed to geographic area based on the location of the customer.

	Year Ended March 31, 2026
	U.S.	Foreign	Consolidated
Net revenues	$6,310	$—	$6,310
Long-lived assets	$183	$326	$509

	Year Ended March 31, 2025
	U.S.	Foreign	Consolidated
Net revenues	$10,458	$327	$10,785
Long-lived assets	$272	$464	$736

NOTE 14 — LEASES

The Company leases office space in the U.S. and in Hong Kong as well as a copier in the U.S. These leases have remaining non-cancellable lease terms of seventeen to thirty-nine months. The Company has elected not to separate lease and non-lease components for all leased assets. The Company did not identify any events or conditions during fiscal 2026 to indicate that a reassessment or re-measurement of the Company’s existing leases was required. There were also no impairment indicators identified during fiscal 2026 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10, "Impairment and Disposal of Long-Lived Assets”.

As of March 31, 2026, the Company’s current operating and finance lease liabilities were approximately $162,000 and $1,400, respectively, and its non-current operating and finance lease liabilities were approximately $158,000 and $3,700, respectively. The Company’s operating and finance lease right-of-use asset balances are presented in non-current assets. The net balance of the Company’s operating and finance lease right-of-use assets as of March 31, 2026 were approximately $300,000 and $4,300, respectively.

As disclosed in "Note 3 - Related Party Transactions", the Company's office space in Hong Kong is being leased from VACL, which is a company related to the Company’s Chairman of the Board. As of March 31, 2026, the current operating liability of this lease is approximately $110,000 and its non-current liability is approximately $49,000. Its right-of-use asset value is approximately $159,000, as of March 31, 2026.

 As of March 31, 2026, the Company's office space in the United States has a current operating liability of approximately $52,000 and its non-current liability is approximately $109,000. The right-of-use asset value of this operating lease is approximately $141,000, March 31, 2026.

The components of lease costs, which were included in operating expenses in the Company’s condensed consolidated statements of operations, were as follows:

	Year Ended March 31,
	2026	2025
	(in thousands)
Lease cost
Operating lease cost	$185	$191

The supplemental cash flow information related to leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	175	187

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	313
Finance leases	—	6

Information relating to the lease term and discount rate are as follows:

Weighted average remaining lease term (in months)	As of March 31, 2026	As of March 31, 2025
Operating leases	24.8	35.6
Finance leases	38.2	50.2

Weighted average discount rate
Operating leases	10.37%	10.39%
Finance leases	10.50%	10.50%

As of  March 31, 2026 the maturities of lease liabilities were as follows:

(in thousands)	Operating Leases	Finance Leases

2027	$186	$2
2028	118	2
2029	51	1
2030	—	—
2031	—	—
Thereafter	—	—
Total lease payments	$355	$5
Less: Imputed interest	(35)	—
Total	$320	$5

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2026 there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Insider Trading Arrangements. During the quarter ended March 31, 2026, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.

Employment Agreement – Michael Binney. On June 24, 2026, the Company and Mr. Michael Binney entered into a new employment agreement which supersedes and replaces the prior employment agreement between the parties dated January 16, 2022 (as amended). The new employment agreement omits a prior provision relating to mandatory resignation upon attainment of a specified age. No other material terms of Mr. Binney’s compensation or employment arrangements were modified in connection with the new employment agreement. Refer to “Item 11. Executive Compensation-Employment Agreements” for additional information regarding Mr. Binney’s employment agreement.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information regarding the current members of the Board as of June 26, 2026

Name	Age	Director Since	Principal Occupation or Employment
Christopher Ho	75	2016

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

Michael Binney	67	2016

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

Kareem E. Sethi (1)	49	2007

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

Kin Yuen (1)	71	2016

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

Executive Officers

The following table sets forth certain information regarding the executive officers of Emerson as of June 26, 2026:

Name	Age	Position	Year Became Officer
Christopher Ho	75	Chief Executive Officer and President	2021
Richard Li	59	Chief Financial Officer	2022
Michael Binney	67	Executive Vice President and Chief Operating Officer	2022

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

Summary Compensation Table

The following Summary Compensation Table sets forth information concerning compensation for services rendered in all capacities to the Company and its subsidiaries for the fiscal year ended March 31, 2026 and for the fiscal year ended  March 31, 2025 which was awarded to, earned by or paid to the Company’s named executive officers at any time during Fiscal 2026.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	All Other Compensation ($)	Total ($)

Christopher Ho
Chief Executive Officer	2026	$382,808	$85,436	$—	$468,244
	2025	$375,959	$76,995	$—	$452,954
Michael Binney
Chief Operating Officer	2026	$286,154	$63,809	$—	$349,963
	2025	$281,538	$56,506	$577	$338,621
Richard Li
Chief Financial Officer	2026	$182,769	$—	$2,308	$185,077
	2025	$182,000	$—	$2,308	$184,308

(1)      Represents bonus paid during the fiscal year.

Employment Agreements

During Fiscal 2026, the Company had employment agreements with certain of its named executive officers, each of which is described below.

Christopher Ho. Christopher Ho, the Company’s President and Chief Executive Officer, entered into an employment agreement, effective July 19, 2021, with Emerson Radio (Hong Kong) Limited, a wholly owned subsidiary of the Company. The agreement provides for an annual base salary of $240,000, and an annual discretionary bonus payable at any time as recommended by the Board. The contract extends until the termination of the agreement by either the Company or Mr. Ho upon the delivery from one to the other of not less than one months’ prior written notice. The foregoing description of the Company’s employment agreement with Mr. Ho is subject to and qualified in its entirety by reference to the full text of the employment agreement, which is filed as an exhibit to this Annual Report on Form 10-K.

Richard Li. Richard Li, the Company’s Chief Financial Officer, entered into an employment agreement, effective January 16, 2022, with Emerson Radio (Hong Kong) Limited, a wholly owned subsidiary of the Company. The agreement provides for an annual base salary of $100,000, and an annual discretionary bonus payable at any time as recommended by the Board. The contract extends until the earlier of the retirement of Mr. Li and the first day of the following month immediately after his 65th birthday, or the termination of the agreement by either the Company or Mr. Li upon the delivery from one to the other of not less than one months' prior written notice. The foregoing description of the Company’s employment agreement with Mr. Li is subject to and qualified in its entirety by reference to the full text of the employment agreement, which is filed as an exhibit to this Annual Report on Form 10-K.

Michael Binney. Michael Binney, the Company’s Executive Vice President and Chief Operating Officer, entered into an employment agreement, effective June 24, 2026, with Emerson Radio (Hong Kong) Limited, a wholly owned subsidiary of the Company. The agreement provides for an annual base salary of $195,000 and an annual discretionary bonus payable at any time as recommended by the Board. The contract extends until the termination of the agreement by either the Company or Mr. Binney upon the delivery from one to the other of not less than one months' prior written notice. The foregoing description of the Company’s employment agreement with Mr. Binney is subject to and qualified in its entirety by reference to the full text of the employment agreement, which is filed as an exhibit to this Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal Year End

None of the Company’s named executive officers held any outstanding equity awards at March 31, 2026.

Compensation of Directors

During Fiscal 2026, the Company’s directors who were not employees (“Outside Directors”) were compensated for serving on the Board and on its various committees during the period. The Company does not compensate directors who are employees of the Company for their services as directors.

From April 1, 2025 through December 31, 2025, Outside Directors were paid based on an annualized director’s fee of $55,000. Effective January 1, 2026, the fee paid to Outside Directors was increased to $56,650 per year. From April 1, 2025 through December 31, 2025, each Outside Director serving on the Audit Committee received an additional annualized fee of $20,000 with no additional fee for serving as chairman of the Audit Committee. Effective January 1, 2026, the fee paid to Outside Directors for serving on the Audit Committee was increased to $20,600 per year. The Company does not pay any additional fees for attendance at meetings of the Board or the committees. Audit Committee fees are paid in four equal quarterly installments per annum. Audit Committee fees are pro-rated in situations where an Outside Director serves less than a full one year or periodic term.

Additionally, the Company’s directors are reimbursed their expenses for attendance at meetings.

The following table provides certain information with respect to the compensation earned or paid to the Company’s Outside Directors during Fiscal 2026.

Director Compensation for Fiscal 2026

Name	Fees Earned or Paid in Cash ($)	Total ($)
Kareem E. Sethi	$75,563	$75,563
Kin Yuen	$75,563	$75,563

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 26, 2026, the beneficial ownership of (i) each current director; (ii) each of the Company’s named executive officers; (iii) the Company’s current directors and executive officers as a group; and (iv) each stockholder known by the Company to own beneficially more than 5% of the Company’s outstanding shares of common stock. Common stock beneficially owned and percentage ownership as of June 26, 2026, was based on 21,042,652 shares outstanding. Except as otherwise indicated and based upon the Company’s review of information as filed with the SEC, the Company believes that the beneficial owners of the securities listed have sole or shared investment and voting power with respect to such shares, subject to community property laws where applicable. Except as otherwise noted, the address of each of the following beneficial owners is c/o Emerson Radio Corp., 959 Route 46 East, Suite 210, Parsippany, New Jersey 07054.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership		Percent of Class
Christopher Ho	—		0%
Richard Li	—		0%
Michael Binney	—		0%
Kareem E. Sethi	—		0%
Kin Yuen	—		0%
All Directors and Executive Officers as a Group (5 persons)	—		0%
5% Shareholders: S&T International Distribution Ltd.	15,243,283	(1)	72.4%

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

The Company did not have any equity compensation plans in existence as of March 31, 2026.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Controlling Shareholder

S&T, which is a wholly owned subsidiary of N.A.K.S., which is a wholly owned subsidiary of Nimble, collectively have the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of June 26, 2026. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the Company Guide. From time to time, the Company engages in business transactions with its controlling shareholder, Nimble, or one or more of Nimble’s direct and indirect subsidiaries. See Note 3 “Related Party Transactions” in the Notes to the Consolidated Financial Statements.

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

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee’s charter, all audit and audit-related work and all permitted non-audit work performed by the Company’s independent registered public accountants, Grassi & Co., CPAs, P.C. ("Grassi") for the fiscal year ended March 31, 2026 and March 31, 2025, is approved in advance by the Audit Committee, including the proposed fees for such work, in order to ensure that the provision of such services does not impair the public accountants’ independence. The Audit Committee is informed of each service actually rendered. All fees described below were approved by the Audit Committee in compliance with such pre-approval policies and procedures for the fiscal years ended March 31, 2026 and 2025, respectively.

• Audit Fees. Audit fees billed to the Company by Grassi for the audit of the financial statements included in the Company’s Annual Reports on Form 10-K, and reviews by Grassi of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, for the fiscal years ended March 31, 2026 and 2025 totaled approximately $220,000 and $212,000, respectively.

• Audit-Related Fees. The Company was not billed for any audit-related fees by Grassi for the fiscal years ended March 31, 2026 or 2025, respectively.

• Tax Fees. The Company was not billed by Grassi for tax services for the fiscal years ended March 31, 2026 or 2025, respectively.

• All Other Fees. The Company was not billed by Grassi for the fiscal years ended March 31, 2026 and 2025, respectively, for any permitted non-audit services.

PART IV

Item 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

1. Financial Statements. The following financial statements of Emerson Radio Corp. are included in Item 8 of Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended March 31, 2026 and 2025

Consolidated Balance Sheets as of March 31, 2026 and 2025

Consolidated Statements of Changes in Shareholders’ Equity for the years ended March 31, 2026 and 2025

Consolidated Statements of Cash Flows for the years ended March 31, 2026 and 2025

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

3.2	By-Laws of Emerson (incorporated by reference to Exhibit 3.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

3.2.1	Amendment effective as of August 31, 2011 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.2 of Emerson’s Current Report on Form 8-K filed on September 7, 2011).

3.2.2	Amendment effective as of June 22, 2020 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.1 of Emerson’s Current Report on Form 8-K filed on June 24, 2020).

4.1	Description of Common Stock (incorporated by reference to Exhibit 4.1 of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2020, filed on June 26, 2020).

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.) †

10.2	Employment agreement dated July 19, 2021 between Emerson Radio (Hong Kong) Limited and Mr. Christopher Ho (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K, filed on July 20, 2021). †

10.3	Employment agreement dated June 24, 2026 between Emerson Radio (Hong Kong) Limited and Mr. Michael Andrew Barclay Binney *

10.4

Employment agreement dated January 16, 2022 between Emerson Radio (Hong Kong) Limited and Mr. Richard Li (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K, filed on January 18, 2022). †

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Emerson's Annual Report on Form 10-K for the year ended March 31, 2025, filed on June 27, 2025)*.

21.1	Principal Subsidiaries of the Company as of March 31, 2024.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97	Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to Emerson's Annual Report on Form 10-K for the year ended March 31, 2025, filed on June 27, 2025)*.

101.INS	Inline XBRL Instance Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

Item 16.	FORM 10-K SUMMARY

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

Dated: June 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Christopher W. Ho	Chairman of the Board and	June 26, 2026
Christopher W. Ho	Chief Executive Officer

/s/ Richard Li	Chief Financial Officer	June 26, 2026
Richard Li

/s/ Michael Binney	Chief Operating Officer and Director	June 26, 2026
Michael Binney

/s/ Kareem E. Sethi	Director	June 26, 2026
Kareem E. Sethi

/s/ Kin Yuen	Director	June 26, 2026
Kin Yuen