Form 10-Q
period 2026-06-30
EMERSON RADIO CORP
filed 2026-08-14
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of common stock as of August 14, 2026: 21,042,652.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	2026	2025
Net revenues:
Net product sales	$929	$1,589
Licensing revenue	125	86
Net revenues	1,054	1,675
Costs and expenses:
Cost of sales	534	1,664
Selling, general and administrative expenses	1,206	1,320
Total cost of sales and SG&A	1,740	2,984
Operating loss	(686)	(1,309)
Other income:
Interest income, net	120	169
(Loss) before income taxes	(566)	(1,140)
Provision for income tax expense	—	—
Net (loss)	$(566)	$(1,140)

Basic (loss) per share	$(0.03)	$(0.05)
Diluted (loss) per share	$(0.03)	$(0.05)
Weighted average shares outstanding
Basic	21,042,652	21,042,652
Diluted	21,042,652	21,042,652

The accompanying notes are an integral part of the condensed consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	June 30, 2026	March 31, 2026
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$5,310	$9,194
Short term investments	6,168	3,138
Accounts receivable, net	927	1,293
Licensing receivable	106	106
Inventory	4,885	4,128
Prepaid purchases	67	74
Prepaid expenses and other current assets	289	194
Total Current Assets	17,752	18,127
Non-Current Assets:
Property and equipment, net	114	129
Right-of-use asset-operating leases	263	300
Right-of-use asset-finance leases	4	4
Other assets	76	76
Total Non-Current Assets	457	509
Total Assets	$18,209	$18,636
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	1,280	1,111
Due to affiliate	1	1
Short-term operating lease liability	167	162
Short-term finance lease liability	1	1
Income tax payable, current portion	14	5
Total Current Liabilities	1,463	1,280
Non-Current Liabilities:
Long-term operating lease liability	115	158
Long-term finance lease liability	3	4
Total Non-Current Liabilities	118	162
Total Liabilities	$1,581	$1,442
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at June 30, 2026 and March 31, 2026, respectively; 21,042,652 shares outstanding at June 30, 2026 and March 31, 2026, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(33,802)	(33,236)
Treasury stock, at cost (31,923,145 shares at June 30, 2026 and March 31, 2026, respectively)	(33,201)	(33,201)
Total Shareholders’ Equity	16,628	17,194
Total Liabilities and Shareholders’ Equity	$18,209	$18,636

The accompanying notes are an integral part of the condensed consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2026	2025
	(In thousands)
Cash Flows from Operating Activities:
Net (loss)	$(566)	$(1,140)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Non-cash lease expense	37	38
Depreciation and amortization	15	20
Non-cash reserve charges	(120)	(48)
Changes in assets and liabilities:
Accounts receivable	486	220
Inventory	(758)	(318)
Prepaid purchases	7	(119)
Prepaid expenses and other current assets	(95)	(83)
Accounts payable and other current liabilities	169	976
Short term lease liabilities	5	3
Long term lease liabilities	(43)	(40)
Income taxes payable	9	9
Deferred revenue	—	(32)
Net cash (used in) operating activities	(854)	(514)
Cash Flows From Investing Activities:
Proceeds from sale of short-term investments	971	983
Purchases of short-term investments	(4,000)	—
Net cash (used in) provided by investing activities	(3,029)	983
Cash Flows from Financing Activities:
Long term finance liability	(1)	—
Net cash (used in) financing activities	(1)	—
Net (decrease) increase in cash and cash equivalents	(3,884)	469
Cash and cash equivalents at beginning of the period	9,194	1,186
Cash and cash equivalents at end of the period	$5,310	$1,655
Supplemental disclosures:
Cash paid for:
Interest	$4	$3

The accompanying notes are an integral part of the condensed consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Additional			Total
	Number	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	of Shares	Value	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2026	3,677	$3,310	52,965,797	$529	$79,792	$(33,236)	$(33,201)	$17,194
Net loss	—	—	—	—	—	(566)	—	(566)
Balance — June 30, 2026	3,677	$3,310	52,965,797	$529	$79,792	$(33,802)	$(33,201)	$16,628

	Preferred Stock		Common Stock		Additional			Total
	Number	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	of Shares	Value	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2025	3,677	$3,310	52,965,797	$529	$79,792	$(28,936)	$(33,201)	$21,494
Net loss	—	—	—	—	—	(1,140)	—	(1,140)
Balance — June 30, 2025	3,677	$3,310	52,965,797	$529	$79,792	$(30,076)	$(33,201)	$20,354

The accompanying notes are an integral part of the condensed consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The unaudited condensed consolidated financial statements include the accounts of Emerson Radio Corp. and its subsidiaries (“Emerson” or the “Company”). The Company designs, sources, imports and markets certain houseware and consumer electronic products, and licenses the Company’s trademarks for a variety of products.

Basis of Presentation

The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s condensed consolidated financial position as of  June 30, 2026 and the results of operations for the three month periods ended June 30, 2026 and June 30, 2025. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the unaudited condensed consolidated financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and accordingly do not include all of the disclosures normally made in the Company’s annual condensed consolidated financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto for the fiscal year ended  March 31, 2026 (“fiscal 2026”), included in the Company’s Annual Report on Form 10-K for fiscal 2026.

The results of operations for the three month period ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for any other condensed interim period or for the full year ending March 31, 2027.

Tariff Recovery

On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were unlawful. Following the launch of U.S. Customs and Border Protection’s Consolidated Administration and Processing of Entries (“CAPE”) process, the Company submitted claims seeking approximately $568,000 of refunds of previously paid IEEPA tariffs through the CAPE system. The Company has elected to apply a gain contingency model in accordance with ASC 450-30, “Gain Contingencies” to account for recoveries of previously paid IEEPA tariffs. Under this model, a gain contingency is not recognized in the financial statements until the gain is realized or realizable. Any recovery, when recognized, is reflected as a reduction of cost of goods sold for amounts related to goods already sold, or as a reduction of inventory to the extent the related goods remain on hand.

During three month period ended June 30, 2026, the Company received refund payments from U.S. Customs and Border Protection totaling approximately $568,000, including interest, in connection with various adjudicated claims, and the related recovery has been recognized. The Company recorded approximately $548,000 of the recovery as a reduction of cost of goods sold and approximately $20,000 in interest income within our condensed consolidated statement of operations.

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

Distribution of Products

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

Licensing: In addition to the distribution of products, the Company grants licenses for the right to access the Company’s intellectual property, specifically the Company’s trademarks, for a stated term for the manufacture and/or sale of consumer electronics and other products under agreements which require payment of either (i) a non-refundable minimum guaranteed royalty or, (ii) the greater of (a) the actual royalties due (based on a contractual calculation, normally comprised of actual product sales by the licensee multiplied by a stated royalty rate, or “Sales Royalties”) or (b) a minimum guaranteed royalty amount. In the case of the foregoing clause (i), such amounts are recognized as revenue on a straight-line basis over the term of the license agreement. In the case of the foregoing clause (ii), Sales Royalties in excess of guaranteed minimums are accounted for as variable fees and are not recognized as revenue until the Company has ascertained that the licensee’s sales of products have exceeded the guaranteed minimum. In effect, the Company recognizes the greater of Sales Royalties earned to date or the straight-line amount of minimum guaranteed royalties to date. In the case where a royalty is paid to the Company in advance, the royalty payment is initially recorded as a liability and recognized as revenue as the royalties are deemed to be earned according to the principles outlined above. As of June 30, 2026 and  March 31, 2026, the Company had no deferred revenue recorded on its condensed consolidated balance sheets. As of June 30, 2025, the Company recorded deferred revenue of approximately $64,000 as compared to approximately $96,000 as of March 31, 2025 on its condensed consolidated balance sheets. All of the deferred revenue for the periods presented are related to licensing revenue.

Disaggregation of Revenue

	Three Months Ended June 30,
Disaggregation of revenue (in thousands)	2026	2025

Net revenues by type:
Net product sales	$929	$1,589
Licensing revenue	125	86
Total:	1,054	1,675

Net revenues by customers: (over 10%)
Amazon.com	$493	$200
Walmart	111	—
Fred Meyer	—	433
Variety Wholesalers	—	455
Total:	$604	$1,088

Accounts Receivable, net

The Company extends credit based upon evaluations of a customer’s financial condition and provides for any anticipated credit losses in the Company’s financial statements based upon management’s estimates and ongoing reviews of recorded allowances. Credit is extended for periods between 30 and 150 days, on a net basis. If the financial condition of a customer deteriorates, resulting in an impairment of that customer’s ability to make payments, additional reserves may be required. Conversely, reserves are reduced to reflect credit and collection improvements. Receivables are written off once they are considered uncollectible. The accounts receivable balance on a net basis was approximately $927,000 as of  June 30, 2026 as compared to approximately $1,293,000 as of  March 31, 2026 and approximately $1,499,000 as of March 31, 2025. As of June 30, 2026, Amazon.com ("Amazon") accounted for approximately 46% and Fred Meyer Inc. ("Fred Meyer") accounted for approximately 40% of the Company’s total trade accounts receivable, net of specific reserves. As of March 31, 2026, Amazon accounted for approximately 64% and Fred Meyer accounted for approximately 20% of the Company’s total trade accounts receivable, net of specific reserves. No other customer accounted for more than 10% of the Company’s total trade accounts receivable, net of specific reserves, as of  June 30, 2026 or March 31, 2026.

Accounts receivable roll-forward:

	As of June 30,	As of March 31,	As of March 31,
	2026	2026	2025
Trade receivables	$930	$1,300	$2,606
Allowance for credit losses	(3)	(7)	(1,107)
Accounts receivable, net	$927	$1,293	$1,499

Accounts receivables deemed uncollectible are charged against the allowance for credit losses when identified:

	As of June 30,
	2026	2025
Opening balance	$(7)	$(1,107)
Reserve adjustment	4	(9)
Allowance for credit losses	$(3)	$(1,116)

NOTE 2 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts). Weighted average shares includes the impact of shares held in treasury.

	Three Months Ended June 30,
	2026	2025
Numerator:
Net (loss)	$(566)	$(1,140)
Denominator:
Denominator for basic and diluted loss per share — weighted average shares	21,042,652	21,042,652
Net (loss) per share:
Basic and diluted (loss) per share	$(0.03)	$(0.05)

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at June 30, 2026 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At June 30, 2026, the Company had no options, warrants or other potentially dilutive securities outstanding.

NOTE 4 — INVENTORY

Inventories, which consist primarily of finished goods, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. As of June 30, 2026 and March 31, 2026, inventories consisted of the following (in thousands):

	June 30, 2026	March 31, 2026
Finished goods	$4,885	$4,128

NOTE 5 — INCOME TAXES

As of  June 30, 2026, the Company had approximately $24.9 million of U.S. federal net operating loss (“NOL”) carry forwards. These losses do not expire but are limited to utilization of 80% of taxable income in any one year. At June 30, 2026, the Company had approximately $25.9 million of U.S. state NOL carry forwards. The tax benefits related to these state NOL carry forwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

The Company analyzed the future reasonability of recognizing its deferred tax assets at June 30, 2026. As a result, the Company concluded that a 100% valuation allowance of approximately $7,463,000 would be recorded against the assets.

The income of foreign subsidiaries before taxes was approximately $114,000 for the three month period ended June 30, 2026 as compared to income of foreign subsidiaries before taxes of approximately $178,000 for the three month period ended June 30, 2025.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of June 30, 2026, the Company’s open tax years for examination for U.S. federal tax are 2018-2025, and for U.S. states’ tax are 2016-2025. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

As of June 30, 2026, the Company is asserting under ASC 740-30 that all of the unremitted earnings of its foreign subsidiaries are indefinitely invested. The Company evaluates this assertion each period based on a number of factors, including the operating plans, budgets, and forecasts for both the Company and its foreign subsidiaries; the long-term and short-term financial requirements in the U.S. and in each foreign jurisdiction; and the tax consequences of any decision to repatriate earnings of foreign subsidiaries to the U.S.

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

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Nimble, collectively have, based on a Schedule 13D/A filed with the SEC on February 15, 2019, the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of June 30, 2026. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

Related Party Transactions

Charges of rental and utility fees on office space in Hong Kong

During the three month period ended June 30, 2026, the Company was billed approximately $32,000 for rental and utility fees from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board of Directors ("Chairman"). As of June 30, 2026 the Company owed approximately $1,000 to VACL related to these charges. During the three month period ended June 30, 2025, the Company was billed approximately $33,000 for rental and utility fees from VACL, which is a company related to the Company's Chairman. As of June 30, 2025 the Company owed approximately $1,000 to VACL related to these charges.

NOTE 7 — SHORT TERM DEPOSITS AND INVESTMENTS

As of June 30, 2026 and March 31, 2026, the Company held approximately $4.5 million and approximately $9.1 million, respectively, in short term deposits. These short term deposits had maturity dates of 90 days or less and are classified as cash equivalents.

As of June 30, 2026 and March 31, 2026, the Company also held approximately $6.2 million and approximately $3.1 million, respectively, in short term investments which had maturity dates greater than 90 days and are classified as short term investments.

Under ASC Topic 820 Fair Value Measurement, the carrying amounts of the Company’s financial instruments, such as cash, short term deposits and short term investments approximate fair values due to the short-term nature of these instruments and are classified under the fair value hierarchy of Level 1.

NOTE 8 — CONCENTRATION RISK

Customer Concentration

For the three month period ended June 30, 2026, the Company’s two largest customers accounted for approximately 57% of the Company’s net revenues, of which Amazon accounted for approximately 47% and Walmart accounted for approximately 10%. No other customer accounted for greater than 10% of the Company's net revenues during the period.

For the three months ended June 30, 2025, the Company’s three largest customers accounted for approximately 65% of the Company’s net revenues, of which Variety Wholesalers Inc. ("Variety") accounted for approximately 27%, Fred Meyer accounted for approximately 26% and Amazon accounted for approximately 12%. No other customer accounted for greater than 10% of the Company's net revenues during the period.

A significant decline in net sales to any of the Company’s key customers would have a material adverse effect on the Company’s business, financial condition and results of operation.

Product Concentration

For the three month period ended June 30, 2026, the Company’s gross product sales included microwave ovens, which generated approximately 55% of the Company’s gross product sales and audio products, which generated approximately 28% of the Company’s gross product sales. No other products accounted for greater than 10% of the Company's gross product sales during the period.

For the three month period ended June 30, 2025, the Company’s gross product sales included microwave ovens, which generated approximately 87% of the Company’s gross product sales and audio products, which generated approximately 10% of the Company’s gross product sales. No other products accounted for greater than 10% of the Company's gross product sales during the period.

Concentrations of Credit Risk

As of June 30, 2026, the Company’s top two customers accounted for approximately 46% and 40%, respectively, of the Company's total trade accounts receivable, net of specific reserves. No other customers accounted for greater than 10% of the Company's total trade accounts receivable, net of specific reserves, as of such date. As of March 31, 2026, the Company's top two customer's accounted for approximately 64% and 20%, respectively, of the Company's total trade accounts receivable, net of specific reserves. No other customers accounted for greater than 10% of the Company's total trade accounts receivable, net of specific reserves, as of such date. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. The allowance for credit losses on the Company's total trade accounts receivable balances was approximately $3,000 as of  June 30, 2026 and approximately $7,000 as of  March 31, 2026. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the Company’s business, financial condition and results of operations.

The Company maintains its cash accounts with major U.S. and foreign financial institutions. The Company’s cash balances on deposit in the U.S. as of June 30, 2026 and March 31, 2026 were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per qualifying bank account in accordance with FDIC rules. The Company’s cash and cash equivalents balances in excess of these FDIC-insured limits were approximately $5.1 million and approximately $9.1 million at June 30, 2026 and March 31, 2026, respectively. The Company also has short term deposits in foreign financial institutions which are not FDIC insured of approximately $6.2 million and approximately $3.1 million as of June 30, 2026 and March 31, 2026, respectively.

Supplier Concentration

During the three month period ended June 30, 2026, the Company procured 94% of its products for resale from its three largest factory suppliers, of which approximately 43% was supplied by its largest supplier and approximately 35% and 16%, respectively, was supplied by the other two suppliers. During the three month period ended June 30, 2025, the Company procured approximately 100% of its products for resale from its three largest factory suppliers, of which approximately 40% was supplied by its largest supplier and approximately 40% and 20%, respectively, was supplied by the other two suppliers. No other suppliers accounted for greater than 10% for either the three month period ended June 30, 2026 or  June 30, 2025.

NOTE 9 — LEASES

The Company leases office space in the U.S. and in Hong Kong as well as a copier in the U.S. These leases have remaining non-cancellable lease terms of 14 to 36 months. The Company has elected not to separate lease and non-lease components for all leased assets. The Company did not identify any events or conditions during the quarter ended June 30, 2026 to indicate that a reassessment or re-measurement of the Company’s existing leases was required.

As of June 30, 2026, the Company’s current operating lease liabilities and finance lease liabilities were approximately $167,000 and $1,000, respectively and its non-current operating lease liabilities and finance lease liabilities were approximately $115,000 and $3,000, respectively. The Company’s operating and finance lease right-of-use asset balances are presented in non-current assets. The net balance of the Company’s operating and finance lease right-of-use assets as of June 30, 2026 was approximately $263,000 and $4,000, respectively.

As disclosed in "Note 6 - Related Party Transactions", the Company's Hong Kong office space is being leased from VACL, which is a company related to the Company's Chairman. As of  June 30, 2026, the current operating liability of this lease is approximately $113,000 and its non-current liability is approximately $20,000. Its right-of-use asset value is approximately $133,000, as of  June 30, 2026.

The components of lease costs, which were included in operating expenses in the Company’s unaudited condensed consolidated statements of operations, were as follows:

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Lease cost
Operating lease cost	$45	$45

The supplemental cash flow information related to leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	46	46

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—
Finance leases	—	—

Information relating to the lease term and discount rate are as follows:

Weighted average remaining lease term (in months)	As of June 30, 2026	As of June 30, 2025
Operating leases	22.2	32.8
Finance leases	35.2	47.2

Weighted average discount rate
Operating leases	10.36%	10.38%
Finance leases	10.50%	10.50%

As of  June 30, 2026 the maturities of lease liabilities were as follows:

(in thousands)	Operating Leases	Finance Leases

2027	$140	$1
2028	118	2
2029 and thereafter	51	2
Total lease payments	$309	$5
Less: Imputed interest	(27)	(1)
Total	$282	$4

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

All statements other than statements of historical fact are statements that could be forward-looking statements. The reader can identify these forward-looking statements through the Company’s use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” or the negative or plural of those terms and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

●	the Company’s ability to generate sufficient revenue to achieve and maintain profitability;

●	the Company’s ability to obtain new customers and retain key existing customers, including the Company’s ability to maintain purchase volumes of the Company’s products by its key customers;

●	the Company’s ability to obtain new licensees and distribution relationships and maintain relationships with its existing licensees and distributors;

●	the Company’s ability to resist price increases from its suppliers or pass through such increases to its customers;

●	changes in consumer spending for retail products, such as the Company’s products;

●	the Company’s ability to maintain effective internal controls or compliance by its personnel with such internal controls;

●	the Company’s ability to successfully manage its operating cash flows to fund its operations;

●	the Company’s ability to anticipate market trends, enhance existing products or achieve market acceptance of new products;

●	the Company’s ability to accurately forecast consumer demand and adequately manage inventory;

●	the Company’s dependence on a limited number of suppliers for its components and raw materials;

●	the Company’s dependence on third party manufacturers to manufacture and deliver its products;

●	increases in shipping costs for the Company’s products or other service issues with the Company’s third-party shippers;

●	the Company’s dependence on a third party logistics provider for the storage and distribution of its products in the United States;

●	the ability of third party sales representatives to adequately promote, market and sell the Company’s products;

●	the Company’s ability to maintain, protect and enhance its intellectual property;

●	the effects of competition;

●	the Company’s ability to distribute its products in a timely fashion, including as the result of labor disputes and public health threats and social unrest;

●	evolving cybersecurity threats to the Company’s information technology systems or those of its customers or suppliers;

●	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;

●	changes in accounting policies, rules and practices;

●	changes in tax rules and regulations or interpretations;

●	changes in U.S. and foreign trade regulations and tariffs, including actual and potential increases of tariffs on goods imported into the U.S., and uncertainty regarding the same;

●	limited access to financing or increased cost of financing;

●	the effects of currency fluctuations between the U.S. dollar and Chinese renminbi and increases in costs of production in China; and

●

the other factors listed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026 and other filings with the Securities and Exchange Commission ("SEC").

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

Results of Operations

The following table summarizes certain financial information for the three month period ended June 30, 2026 and June 30, 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025
Net product sales	$929	$1,589
Licensing revenue	125	86
Net revenues	1,054	1,675
Cost of sales	534	1,664
Selling, general and administrative expenses	1,206	1,320
Operating loss	(686)	(1,309)
Interest income, net	120	169
(Loss) before income taxes	(566)	(1,140)
Provision for income taxes	—	—
Net (loss)	$(566)	$(1,140)

Net product sales — Net product sales for the three month period ended June 30, 2026 were approximately $0.9 million as compared to approximately $1.6 million for the three month period ended June 30, 2025, a decrease of approximately $0.7 million, or 41.5%. The Company’s net product sales during the three month period ended June 30, 2026 were highly concentrated among its two largest customers – Amazon and Walmart – comprising in the aggregate approximately 65% of the Company’s total net product sales during the period. The Company’s net product sales during the three month period ended June 30, 2025, were highly concentrated among its three largest customers – Variety, Fred Meyer and Amazon – comprising in the aggregate approximately 68% of the Company’s total net product sales during the period.

Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by nil for each of the three month periods ended June 30, 2026 and June 30, 2025. The major elements which contributed to the overall decrease in net product sales were as follows:

i)    Houseware products:      Net sales of houseware products decreased approximately $0.8 million, or 54.6%, to approximately $0.6 million for the three month period ended June 30, 2026 as compared to approximately $1.4 million for the three month period ended June 30, 2025, driven by decreased net sales of microwave ovens. Certain of the Company's key customers refuse to accept price increases from imposed tariffs, which negatively impacted net sales during the quarter ended June 30, 2026.

ii)   Audio products:              Net sales of audio products increased approximately $0.1 million, or 85.9%, to approximately $0.2 million for the three month period ended June 30, 2026 as compared to approximately $0.1 million for the three month period ended June 30, 2025.

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

Emerson’s success is dependent on its ability to anticipate and respond to changing consumer demands and trends in a timely manner, as well as expanding into new markets and sourcing new products that are profitable to the Company. Geo-political factors may also affect the Company’s operations and demand for the Company’s products, which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The Company expects that U.S. tariffs on categories of products that the Company imports from China, and China’s retaliatory tariffs on certain goods imported from the United States, as well as modifications to international trade policy, will continue to affect its product costs going forward. If the Company's mitigation efforts are unsuccessful, the combination of tariffs will result in significantly increased annualized costs to the Company as all of the Company's products are currently manufactured by suppliers in China. Although the Company is monitoring the trade and political environment and working to mitigate the possible effects of tariffs with its suppliers as well as its customers through pricing and sourcing strategies, certain of the Company's key customers have refused to accept price increases from imposed tariffs and the Company  cannot be certain how other customers and competitors will react to any future actions that may be taken. In addition, heightened tensions between the United States and China over Hong Kong and any resulting retaliatory policies may affect our operations in Hong Kong. At this time the Company is unable to quantify effects on its costs arising from the existing or potential new tariffs, which are expected to increase the Company’s inventory costs and associated costs of sales as tariffs are incurred. Although some costs may be passed through to the Company’s customers as product price increases in the future, if the Company is unable to successfully pass through the additional costs or otherwise mitigate the effects of these tariffs, or if the higher prices reduce demand for the Company’s products, it will have a negative effect on the Company’s product sales and gross margins.

In light of the adverse macroeconomic conditions domestically and internationally, the Company has implemented certain cost-reduction actions intended to reduce expenditures. However, the economic environment remains uncertain and demand for the Company’s products remains competitive and requires actions to continue carefully managing inventory. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.

For more information on risks associated with the Company’s operations, please see the risk factors within Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026.

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

Licensing revenue — Licensing revenue for the three month period ended June 30, 2026 was approximately $125,000 as compared to approximately $86,000 for the three month period ended June 30, 2025, an increase of approximately $39,000, or 45.4%. The increase was primarily due to the escalation in annual minimum royalties of one of the Company's licensees.

Net revenues — Net revenues were approximately $1.1 million for the three month period ended June 30, 2026 as compared to approximately $1.7 million for the three month period ended June 30, 2025, a decrease of approximately $0.6 million, or 37.1%. The decrease in net revenues can be attributed primarily to the refusal by certain of the Company's key customers to accept price increases from imposed tariffs.

Cost of sales — Cost of sales decreased approximately $1.2 million, or 67.9%, to approximately $0.5 million for the three month period ended June 30, 2026 as compared to approximately $1.7 million for the three month period ended June 30, 2025. The decrease in absolute terms for the three month period ended June 30, 2026 as compared to the three month period ended June 30, 2025 was primarily related to the reduction in net sales of approximately $660,000 and a one-time tariff refund of approximately $548,000.

Selling, general and administrative expenses (“S,G&A”) — S,G&A was approximately $1.2 million for the three month period ended June 30, 2026 as compared to $1.3 million for the three month period ended June 30, 2025, a decrease of approximately $0.1 million or 8.6%. S,G&A, as a percentage of net revenues, was approximately 114.4% for the three month period ended June 30, 2026 as compared to approximately 78.8% for the three month period ended June 30, 2025. The decrease in S,G&A for the three month period ended June 30, 2026 as compared to the three month period ended June 30, 2025 was primarily driven by a decrease in compensation costs of approximately $138,000 and a decrease in bad debt expense of approximately $23,000, partially offset by an increase in legal fees of approximately $55,000. Compensation costs for the three month period ended June 30, 2026 were approximately $632,000 as compared to approximately $770,000 for the three month period ended June 30, 2025. Bad debt recoveries for the three month period ended June 30, 2026 were approximately $16,000 as compared to bad debt expense of approximately $7,000 for the three month period ended June 30, 2025. Legal fees for the three month period ended June 30, 2026 were approximately $98,000 as compared to approximately $43,000 of legal fees for the three month period ended June 30, 2025.

Interest income, net — For the three month period ended June 30, 2026, interest income, net, was approximately $120,000, which included approximately $20,000 of interest from the IEEPA tariff recovery, as compared to approximately $169,000 for the three month period ended June 30, 2025, a decrease of approximately $49,000. The decrease was primarily due to lower levels of cash invested on the Company’s short term investments.

Provision for income taxes — The Company recorded income tax expense of nil for each of the three month periods ended June 30, 2026 and June 30, 2025. The Company under the adoption of ASU 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” incurred non-income based state taxes of approximately $9,000 for each of the three month periods ended June 30, 2026 and June 30, 2025, which are now reported as S,G&A. See “Note 5 – Income Taxes”.

Although the Company generated a net loss during the three months ended June 30, 2026, it is unable to realize an income tax benefit until the Company can demonstrate the ability to generate net income on a sustained basis. Therefore, the Company is obligated to record a 100% valuation allowance against the deferred tax assets.

Net loss — As a result of the foregoing factors, the Company realized a net loss of approximately $566,000 for the three month period ended June 30, 2026 as compared to a net loss of approximately $1,140,000 for the three month period ended June 30, 2025.

Liquidity and Capital Resources

As of June 30, 2026, the Company had cash and cash equivalents of approximately $5.3 million as compared to approximately $9.2 million at March 31, 2026. Cash and cash equivalents includes short term deposits of approximately $4.5 million as of June 30, 2026 compared to approximately $9.1 million as of March 31, 2026. Working capital decreased to approximately $16.3 million at June 30, 2026 as compared to approximately $16.8 million at March 31, 2026. The decrease in cash and cash equivalents of approximately $3.9 million was due to the increase in short term investments of approximately $3.0 million, the increase in inventory of approximately $0.8 million and the net loss generated during the period of approximately $0.6 million, partially offset by the decrease in accounts receivable of approximately $0.4 million and an increase in accounts payable and other current liabilities of approximately $0.1 million.

Cash Flows

Net cash used by operating activities was approximately $0.9 million for the three month period ended June 30, 2026, resulting from an increase in inventory of approximately $0.8 million, the loss generated during the period of approximately $0.6 million and an increase in prepaid expenses and other current assets of approximately $0.1 million, partially offset by a decrease in accounts receivable of approximately $0.5 million and an increase in accounts payable and other current liabilities of approximately $0.1 million.

Net cash used by investing activities was approximately $3.0 million for the three month period ended June 30, 2026 due to purchases of short-term investments of approximately $4.0 million, partially offset by redemptions of short-term investments of approximately $1.0 million.

Net cash used by financing activities was approximately $1,000 for the three month period ended June 30, 2026.

Sources and Uses of Funds

The Company’s principal existing sources of cash are generated from operations and its existing short-term deposits and investments. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2026, the Company did not have any off-balance sheet arrangements as defined under the rules of the SEC.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2026, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is, and from time to time may become, involved in legal proceedings, in most cases involving ordinary and routine claims incidental to its business. Management cannot estimate with certainty the Company’s ultimate legal and financial liability with respect to any such pending litigation matters. However, management believes, based on its examination of such matters, that the Company is not currently involved in any legal proceedings that, if determined adversely to the Company, would have a material adverse effect on the Company’s financial position, results of operations or cash flows. Information relating to our ongoing legal proceedings is described in Note 10 to our unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes to the risk factors contained in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

(a) None

(b) None

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

(a) None

(b) None

(c) Trading arrangements

During the three months ended June 30, 2026, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as defined in Regulation S-K Item 408 for the purchase or sale of our securities.

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

EMERSON RADIO CORP.
(Registrant)

/s/ Christopher W. Ho
Date: August 14, 2026	Christopher W. Ho
Chief Executive Officer (Principal Executive Officer)

/s/ Richard Li
Date: August 14, 2026	Richard Li
Chief Financial Officer (Principal Financial and Accounting Officer)